Form 10-Q
period 1999-03-31
TROY FINANCIAL CORP
filed 1999-05-17
CIK 1075046

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended:  MARCH 31, 1999
                                                       --------------
                                       OR

         [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES  EXCHANGE ACT OF 1934

                      For the transition period from       to
                                                     ------   ------

                                       Commission file number: 000-25439


                           TROY FINANCIAL CORPORATION
           ---------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


            Delaware                                           16-1559508
 ----------------------------------                        --------------------
  (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                         Identification No.)


                     32 Second Street, Troy, New York 12180
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (518) 270-3313
            ----------------------------------------------
              (Registrant's telephone number, including area code)

                                 not applicable
            ---------------------------------------------------
                 (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES: [ ]    NO: [X] -- FIRST FILING.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF MAY 12, 1999: 12,139,021 SHARES OF COMMON STOCK, PAR VALUE $.0001 PER SHARE.

                                      INDEX

PART I -- FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
Item 1:  Financial Statements
------
               Consolidated Statements of Condition,
                 March 31, 1999 and September 30, 1998 (unaudited)......    1

               Consolidated Statements of Operations, Three and Six
                 Months Ended March 31, 1999 and March 31, 1998
                 (unaudited)............................................    2

               Consolidated Statements of Cash Flows, Six
                 Months Ended March 31, 1999 and March 31, 1998
                 (unaudited)............................................    3

               Consolidated Statements of Changes in Shareholder's Equity,
                 Six Months Ended March 31, 1999 and March 31, 1998
                 (unaudited)............................................    5

               Notes to Unaudited Consolidated Interim
                 Financial Statements...................................    6

Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................    7

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....


PART II -- OTHER INFORMATION

               Items 1-6................................................  II-1

               Signature page...........................................  II-3

PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)


                                                                  MARCH 31, 1999     SEPT. 30, 1998
                                                                  --------------     --------------
               ASSETS                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
               ------
Cash and due from banks                                                  $42,101            $12,330
Federal funds sold                                                        55,050              5,585
                                                                          ------              -----
    Total cash and cash equivalents                                       97,151             17,915
Loans held for sale                                                        5,802              9,716
Securities available for sale, at fair value                             275,931            197,758
Investment securities held to maturity, at amortized cost                  2,755              3,483
Net loans receivable                                                     487,642            458,701
Accrued interest receivable                                                3,873              4,287
Other real estate owned                                                    1,605              1,872
Premises and equipment, net                                               15,158             14,096
Other assets                                                              11,385              8,821
                                                                          ------              -----
    Total assets                                                        $901,302           $716,649
                                                                        ========           ========


               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Liabilities:
    Due to Depositors:
        Savings accounts                                                 195,820            198,509
        Money market accounts                                             16,872             15,708
        Demand deposit accounts                                          110,293            107,311
        Time deposit accounts                                            243,730            256,674
                                                                         -------            -------
               Total deposits                                            566,715            578,202

    Mortgagor's escrow accounts                                            2,345              1,900
    Excess subscription funds held in escrow                              77,396                  0
    Securities sold under agreement to repurchase                          1,905              2,524
    Federal Home Loan Bank Advances                                       50,422             44,940
    Accrued interest payable                                                 693                360
    Official bank checks                                                   2,831              8,841
    Contributions payable                                                  3,576              3,453
    Other liabilities and accrued expenses                                 8,469              5,400
                                                                           -----              -----
        Total liabilities                                                714,352            645,620
                                                                         =======            =======

Shareholders' Equity:
    Preferred Stock, $.0001 par value; 15,000,000 shares                      --                 --
    Common stock, $.0001 par value; 60,000,000 shares authorized,
      12,139,021 issued and outstanding at March 31, 1999                      1                 --
    Additional paid in capital                                           117,759                 --
    Retained earnings, substantially restricted                           68,976             70,622
    Accumulated other comprehensive income                                   214                407
                                                                             ---                ---
        Total shareholders' equity                                       186,950             71,029
                                                                         -------             ------
               Total liabilities and shareholders' equity               $901,302           $716,649
                                                                        ========           ========

See accompanying notes to unaudited consolidated interim financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                              ENDED MARCH 31,        ENDED MARCH 31,
                                                              ---------------        ---------------
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                   1999      1998         1999       1998
                                                                   ----      ----         ----       ----
Interest & Dividend Income:
    Interest & fees on loans                                     $9,544    $9,852      $19,162     $19,759
    Securities available for sale:
         Taxable                                                  1,636     1,142        3,468       2,472
         Tax exempt                                                 532       429        1,045         717
                                                                 ------    ------       ------      ------
                                                                  2,168     1,571        4,513       3,189
    Investment securities                                            56        76          118         154
    Federal funds sold                                              527       474          670         928
                                                                    ---       ---          ---         ---
          Total interest and dividend income                     12,295    11,973       24,463      24,030
                                                                 ------    ------       ------      ------

Interest expense:
    Deposits & escrows                                            5,368     5,833       10,817      11,755
    Short-term borrowings                                            28         8           69          12
    Long-term borrowings                                            712        62        1,422         125
                                                                    ---        --        -----         ---
          Total interest expense                                  6,108     5,903       12,308      11,892
                                                                  -----     -----       ------      ------

          Net interest income                                     6,187     6,070       12,155      12,138

Provision for loan losses                                           812     1,011        1,624       2,022
                                                                    ---     -----        -----       -----
          Net interest income after provision for loan losses     5,375     5,059       10,531      10,116
                                                                  -----     -----       ------      ------
Non-interest income:
    Loan servicing fees                                             106        89          231         203
    Service charges on deposit accounts                             212       206          443         413
    Net gains from securities sales                                   1         0            9           1
    Net gains from mortgage loan sales                              196       103          185          99
    Trust income                                                    155       107          305         210
    Other income                                                    176       160          296         388
                                                                    ---       ---          ---         ---
          Total non-interest income                                 846       665        1,469       1,314
                                                                    ---       ---        -----       -----

Non-interest expense:
    Compensation & employee benefits                              2,536     2,486        5,269       5,195
    Net occupancy                                                   522       533        1,027       1,059
    Furniture, fixtures, & equipment                                205       225          378         455
    Computer charges                                                349       322          740         664
    Professional, legal, & other                                    475       170          656         382
    Printing, postage, & telephone                                  168       150          320         291
    Other real estate owned expense                                 553        92          619         377
    Contributions expense                                         4,299        27        4,370          79
    Other                                                         1,311       584        1,881       1,526
                                                                  -----       ---        -----       -----
          Total non-interest expense                             10,418     4,589       15,260      10,028
                                                                 ------     -----       ------      ------
Income (loss) before income tax expense (benefit)               (4,197)     1,135      (3,260)       1,402

Income tax expense (benefit)                                    (1,848)       301      (1,614)         368
                                                                -------       ---      -------         ---
Net income (loss)                                              ($2,349)      $834     ($1,646)      $1,034
                                                               ========      ====     ========      ======

See accompanying notes to unaudited consolidated interim financial statements.

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                            FOR THE SIX MONTHS ENDED
                                                                        MARCH 31, 1999     MARCH 31, 1998
                                                                        --------------     --------------
                                                                               (IN THOUSANDS)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                    ($1,646)               $1,034
      Adjustments to reconcile net income (loss) to net cash
       (used in) provided by operating activities:
        Depreciation                                                            653                  705
        Charitable foundation contribution                                    4,084                    -
        Net amortization (accretion) of premium/discount on
        securities                                                          (1,670)                   12
        Deferred income tax expense                                            502                  205
        Net gain on sale of securities available for sale                       (1)                    -
        Net gain on call of investment securities                               (8)                    -
        Provision for loan losses                                             1,624                2,022
        Net (gain) on sale of loans                                            (185)                 (99)
        Net loss on sale of other real estate owned                              13                    7
        Net write down of other real estate owned                               229                    9
        Proceeds from sale of loans held for sale                            40,891               32,606
        Net loans made to customers and held for sale                      (37,162)             (46,580)
        Decrease (increase) in accrued interest receivable                      414                (155)
        Increase in other assets                                            (2,564)                (143)
        Increase in accrued interest payable                                    333                    4
        Increase in mortgagors' escrow accounts                                 445                1,149
        Decrease in accrued expenses and other liabilities                  (2,818)              (2,355)
                                                                         -----------    -----------------
          Total adjustments                                                  4,780              (12,613)
                                                                         -----------    -----------------
          Net cash provided by (used in) operating activities                3,134              (11,579)
                                                                         -----------    -----------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sale of securities available for sale                   1,046               10,883
        Proceeds from maturity and paydown of securities
          available for sale                                                220,972               48,687
        Purchases of securities available for sale                        (298,841)             (59,967)
        Proceeds from maturity of investment securities                         733                  234
        Proceeds from sale of other real estate owned                           345                  311
        Net loans (made to) repaid from customers                          (30,885)                6,934
        Capital expenditures                                                (1,715)              (1,338)
                                                                         -----------    -----------------
          Net cash provided by (used in) investing
           activities                                                     (108,346)                5,744
                                                                         -----------    -----------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in deposits                               (11,487)                   9,479
        Excess subscription funds held in escrow                            77,396                      --
        Increase (decrease) in securities sold under agreements to
          repurchase                                                         (619)                       9
        Issuance of long term debt                                           5,700                      35
        Payments on long term debt                                           (218)                   (206)
        Net proceeds from stock offering                                   113,676                      --
                                                                        -----------       -----------------
          Net cash provided by financing activities                        184,448                   9,317
                                                                        -----------       -----------------

Net increase in cash and cash equivalents                                   79,236                   3,482

Cash and cash equivalents at beginning of year                              17,915                  42,451
                                                                        -----------       -----------------

Cash and cash equivalents at end of period                                 $97,151                 $45,933
                                                                        ===========       =================


SUPPLEMENTAL INFORMATION
   CASH PAID FOR:
      Interest on deposits and borrowings                                  $11,975                 $11,887
      Taxes paid                                                               330                     514


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
      Net reduction in loans resulting from the transfer
        to other real estate owned                                             320                     234
      Investment securities transferred to securities available for sale in accordance with the FASB "Special Report," fair value
        of securities transferred                                               --                      --
      Increase (decrease) in equity from changes in net unrealized
        gain (loss) on securities available for sale, net of tax             (193)                      21
      Increase in deferred gain on sale of other real estate                   344                      --

 See accompanying notes to unaudited consolidated interim financial statements.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (UNAUDITED)




                                                                          RETAINED         ACCUMULATED
                                                        ADDITIONAL        EARNINGS,        OTHER COM-      COMPRE-
                                          COMMON          PAID-IN       SUBSTANTIALLY      PREHENSIVE      HENSIVE        TOTAL
                                           STOCK          CAPITAL        RESTRICTED          INCOME        INCOME        EQUITY
                                           -----          -------        ----------          -------       ------        ------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance at September 30, 1998             $   0         $      0        $   70,622           $  407                     $  71,029

Comprehensive income:
 Net (Loss):                                                                (1,646)                       ($1,646)         (1,646)
 Other comprehensive income, net of tax
  Unrealized net losses arising during the
   period on AFS securities (Pre-tax $313)                                                                  (188)
  Reclassification adjustment for gains
   realized in net (loss)(Pre-tax $9)                                                                         (5)
                                                                                                              --
  Other comprehensive income                                                                   (193)        (193)            (193)
                                                                                                            ----
Comprehensive income:                                                                                    ($1,839)
                                                                                                        ========

Common stock issued                           1          117,759                                                          117,760
                                        -----------------------------------------------------------------------------------------

Balance at March 31, 1999                     1          117,759            68,976              214                       186,950
                                        -------          -------           -------          -------                       -------

Balance at September 30, 1997             $   0         $      0         $  71,500           $   42                     $  71,542

Comprehensive income:
 Net income:                                                                 1,034                        $1,034            1,034
  Unrealized net gains arising during the
   period on AFS securities (Pre-tax $34)                                                                     22
  Reclassification adjustment for gains
   realized in net income (Pre-tax $1)                                                                        (1)
                                  --                                                                          --
  Other comprehensive income                                                                     21           21               21
                                                                                                              --
Comprehensive income                                                                                       1,055
                                                                                                         =======
                                        -----------------------------------------------------------------------------------------
Balance at March 31, 1998                    $0               $0           $72,534              $63                       $72,597
                                        =======          =======           =======           ======                     =========


 See accompanying notes to unaudited consolidated interim financial statements.
                                       5

                        NOTES TO UNAUDITED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS

Note 1. Basis of Presentation

        The unaudited consolidated interim financial statements include the accounts of Troy Financial Corporation (the "Company") and its wholly owned subsidiary, The Troy Savings Bank (the "Bank"), and the Bank's subsidiaries. The Company became the bank holding company of the Bank on March 31, 1999. Accordingly, all financial data as of and for periods prior to such date are the consolidated data of the Bank and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Amounts in prior periods' unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 11, 1998, as amended. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended September 30, 1999. Reclasses are made whenever necessary to conform to the current year presentation.

Note 2. Comprehensive Income

        On October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive
Income." This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of the Company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive (loss) income for the six months ended March 31, 1999 and 1998 was ($1.8) million and $1.1 million, respectively.

Note 3. Impact of New Accounting Standards

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting by public companies about operating segments of their business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for periods beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the Company's 1999 fiscal year end consolidated financial statements. This
Statement imposes disclosure requirements only and is not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

        In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for postretirement Benefits Other Than Pensions." SFAS No. 132 standardizes the disclosure requirements of SFAS No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirements benefits. The Statement does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the Statements in the Company's 1999 fiscal year end consolidated financial statements. This Statement imposes disclosure requirements only and is not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Troy Financial Corporation (the "Company") was formed in December 1998 to acquire all of the capital stock of The Troy Savings Bank (the "Bank") upon the Bank's conversion from a New York-chartered mutual savings bank to a New York-chartered stock savings bank. On March 31, 1999, the Company completed its initial public offering of stock, issuing 12,139,021 shares of common stock, par value $.0001 per share ("Common Stock"), including 408,446 shares contributed to The Troy Savings Bank Community Foundation (the "Foundation"). The Company sold the Common Stock at a price of $10 per share through a subscription offering to certain depositors of the Bank. Net proceeds to the Company from the offering were $113.6 million after conversion and offering costs. The Company used approximately $57 million of the net proceeds to acquire the Bank, and the Company is using part of the remaining net proceeds to fund a loan to the Company's employee stock ownership plan ("ESOP") to enable the ESOP to purchase 971,121 shares of Common Stock in the open market. As of March 31, 1999, the ESOP had purchased 250,000 shares of Common Stock. The Company's Common Stock is traded on the Nasdaq Stock Market National Market Tier under the symbol "TRYF."

        The consolidated financial condition and operating results of the Company are primarily dependent upon its wholly owned subsidiary, the Bank, and the Bank's subsidiaries and all references to the Company prior to March 31, 1999, except where otherwise indicated, are to the Bank.

        The Bank is a community based, full service financial institution offering a wide variety of business and retail banking products. The Bank and its subsidiaries also offer a full range of trust, insurance, and investment services. The Bank's primary sources of funds are deposits and borrowings, which it uses to originate real estate mortgages (both residential and commercial), commercial business loans, and consumer loans throughout its primary market area of the six New York counties of Albany, Saratoga, Schenectady, Warren, Washington, and Rensselaer (Troy).

        The Company's profitability, like many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between the interest it receives on interest earning assets, such as loans and investments, and the interest it pays on interest bearing liabilities, principally deposits and borrowings.

        Results of operations are also affected by the Company's provision for loan losses, non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses and to a lesser extent, non-interest income, such as mortgage servicing fees and service charges on deposit accounts. Financial institutions in general, including the Company, are significantly affected by economic conditions, competition and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for, and supply of, housing, competition among lenders, interest rate conditions and funds availability. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Bank's primary market area.

FINANCIAL CONDITION

        The Company's total assets were $901.3 million and $716.6 million at March 31, 1999 and September 30, 1998, respectively. The $184.7 million increase was principally due to net proceeds from the Company's initial public offering of $113.7 million, as well as subscription funds received in excess of the stock sold of approximately $77 million. The funds were principally invested in securities available for sale, primarily short-term government agencies and federal funds sold.

        At March 31, 1999, cash and cash equivalents were $97.1 million, an increase of $79.2 million from the $17.9 million at September 30, 1998. The change was mainly due to the subscription funds received in connection with the initial public offering.

        At March 31, 1999, total securities, which include securities held to maturity ("HTM") and securities available for sale ("AFS"), were $278.7 million, an increase of $77.4 million, or 27.8% over the $201.2 million as of September 30, 1998. The increase in securities was principally a $78.1 million increase in AFS securities, primarily due to the purchase of short-term U.S. government agency bonds.

        Total loans receivable was $497.4 million as of March 31, 1999, an increase of $31.8 million or 6.8% over the $465.6 million as of September 30, 1998. The following table shows the loan portfolio composition as of the respective balance sheet dates:

                                                    MARCH 31,                         SEPTEMBER 30,
                                                     1999                                 1998
                                       -------------------------------        ---------------------------
                                                           % OF LOANS                         % OF LOANS
                                                         -------------                     --------------
                                                             (DOLLARS IN THOUSANDS)
Real estate loans:
    Residential mortgage               $       210,037       42.2%         $        202,511       43.5%
    Commercial                                 184,010       37.0                   166,186       35.7
    Construction                                 4,111         .8                    10,052        2.2
                                       ---------------      ------         ----------------      ------
        Total real estate loans                398,158       80.0                   378,749       81.4
                                       ---------------      ------         ----------------      ------
Commercial business loans                       64,182       12.9                    45,156        9.6
                                       ---------------      ------         ----------------      ------
Consumer loans:
    Home equity lines of credit                  7,106        1.4                     8,575        1.8
    Other consumer                              28,532        5.7                    33,445        7.2
                                       ---------------      ------         ----------------      ------
        Total consumer loans                    35,638        7.1                    42,020        9.0
                                       ---------------      ------         ----------------      ------
Gross loans                                    497,978        100%                  465,925        100%
Net deferred loan fees                                      ======                               ======
  and unearned discount                           (617)                               (344)
                                       ---------------                     ----------------
    Total loans                        $       497,361                     $        465,581
                                       ===============                     ================

        Residential mortgage loans increased $7.5 million, or 3.7%, as the Company elected to hold 15 year fixed rate residential mortgages in its portfolio instead of selling them in the secondary mortgage market which was the Company's practice prior to fiscal 1999. Commercial mortgage loans increased $17.8 million, or 10.7%. Commercial business loans increased $19.0 million, or 42.1%. The growth in these areas is consistent with the Company's plan to emphasize commercial lending.

        Non-performing assets at March 31, 1999 were $10.2 million, or 1.14% of total assets, compared to the $13.5 million, or 1.89% of total assets at September 30, 1998. The table below sets forth the amounts and categories of the Company's non-performing assets.

                                                     MARCH 31,            SEPTEMBER 30,
                                                        1999                  1998
                                                     ----------            ----------
                                                          (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Real estate loans:
    Residential mortgage.......................       $   2,422            $   2,900
    Commercial mortgage........................           4,990                6,327
    Construction...............................              --                   --
                                                      ---------            ---------
      Total real estate loans..................           7,412                9,227
Commercial business loans......................              19                   31
Home equity lines of credit....................             244                  259
Other consumer loans...........................              48                   50
                                                      ---------            ---------
      Total non-accrual loans..................           7,722                9,567
Loans contractually past due 90 days or more
  other than non-accruing......................              --                   --
    Troubled debt restructurings...............             916                2,081
                                                      ---------            ---------
      Total non-performing loans...............           8,638               11,648
  Other real estate owned assets:
    Residential real estate....................             328                  345
    Commercial real estate.....................           1,277                1,527
                                                      ---------            ---------
      Total other real estate owned............           1,605                1,872
                                                      ---------            ---------
      Total non-performing assets..............       $  10,244            $  13,520
                                                      =========            =========
Allowance for loan losses......................       $   9,719            $   8,260
                                                      =========            =========
Allowance for loan losses as a percentage of
  non-performing loans.........................          112.50%               70.91%
Non-performing loans as a percentage of
  total loans..................................            1.73%                2.50%
Non-performing assets as a percentage of
  total assets.................................            1.14%                1.89%


        The $3.0 million decrease in non-performing loans at March 31, 1999, as compared to September 30, 1998, was attributable primarily to the repayment of three commercial mortgages. Other real estate owned decreased by $267,000, principally from the write-down of two properties secured by commercial real estate as determined by management's assessment of the properties fair values. The following table summarizes the activity in other real estate for the periods presented.

                                                      SIX MONTHS ENDED MARCH 31,
                                                      1999                  1998
                                                      ----                  ----
                                                            (IN THOUSANDS)
Balance at the beginning of the period             $ 1,872                $ 2,690
    Loans transferred to ORE                           320                    580
    Sales of other real estate owned                  (358)                  (318)
    Write down of other real estate owned             (229)                   (19)
                                                   -------                -------
Balance at the end of the period                   $ 1,605                $ 2,587
                                                   =======                =======

        The allowance for loan losses was $9.7 million, or 1.95% of period end loans at March 31, 1999, and provided coverage of non-performing loans of 112.5%, compared to coverage of 70.9% as of September 30, 1998. The following summarizes the activity in the allowance for loan losses:

                                                      SIX MONTHS ENDED MARCH 31,
                                                      1999                  1998
                                                      ----                  ----
                                                            (IN THOUSANDS)

Allowance at beginning of the period               $ 8,260                $ 6,429
    Charge-offs                                      (348)                  (868)
    Recoveries                                         183                    181
                                                   -------                -------
       Net charge-offs                               (165)                  (687)
    Provision for loan losses                        1,624                  2,022
                                                   -------                -------
Allowance at end of the period                     $ 9,719                $ 7,764
                                                   =======                =======

        Total deposits were $566.7 million at March 31, 1999, a decrease of $11.5 million, or 1.99% from the $578.2 million at September 30, 1998. The following table shows the deposit composition as of the respective consolidated balance sheet dates:

                                          MARCH 31, 1999                   SEPTEMBER 30, 1998
                                     --------------------------    ----------------------------
                                    (In Thousands) % of Deposits   (In Thousands) % of Deposits
Savings accounts                    $     195,821          34.6%   $     198,509         34.3%
Time accounts                             243,730          43.0          256,674         44.4
Money market accounts                      16,872           3.0           15,708          2.7
NOW & Super NOW accounts                   80,420          14.2           76,195         13.2
Demand accounts                            29,873           5.3           31,116          5.4
                                    -------------  ------------    -------------  -----------
                                    $     566,715         100.0%   $     578,202        100.0%
                                    =============  ============    =============  ===========

        The $11.5 million decrease in deposits from September 30, 1998 is primarily attributable to approximately $26 million in authorized withdrawals from deposit accounts to pay for stock subscription orders, which was partially offset by deposit growth. Excluded from the March 31, 1999 deposit table is approximately $77 million of excess subscriptions that were refunded in April 1999.

        The Company increased its borrowings with the Federal Home Loan Bank of New York ("FHLB"), to $50.4 million at March 31, 1999, an increase of $5.5 million from the $44.9 million at September 30, 1998. The proceeds of which were used to fund commercial real estate loans.

        Shareholders' equity at March 31, 1999 was $187.0 million. The Shareholders' equity results from issuance of 11,730,575 shares of common stock at $10.00 per share and the contribution of 408,446 shares to the Foundation, net of $3.6 million in conversion costs. The shareholders' equity was decreased by the Company's net loss of $1.6 million and the $193,000 decline in accumulated other comprehensive income, net of taxes.

        Shareholders' equity as a percentage of total assets was 20.7% at March 31, 1999.

RESULTS OF OPERATIONS

        COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31,1999 AND 1998

        For the three months ended March 31, 1999, the Company recorded a net loss of $2.3 million, as compared to net income of $834,000 for the three month period ended March 31, 1998. The net loss includes the effect of the nonrecurring charge related to a contribution of 408,446 shares of common stock to the Foundation. Excluding the $4.1 million stock contribution to the Foundation and the related $1.6 million tax benefit, the Company would have reported net income of $104,000 for the quarter ended March 31, 1999. Earnings per share disclosures are not applicable as the Company sold shares on the last day of March 1999.

Net Interest Income

        Net interest income on a tax equivalent basis for the three months ended March 31, 1999, was $6.5 million, an increase of $210,000, or 3.4%, when compared to the three months ended March 31, 1998. The increase was primarily attributable to a $83.3 million increase in average interest earning assets which more than offset the increase in average interest-bearing liabilities. The increase in interest earning assets was funded by a $29.2 million increase in average deposits (including subscription funds held in escrow) and a $48.5 million increase in average borrowings. Net interest income was also positively affected by the 38 basis point decrease in cost of funds, which partially offset the decrease in the yield on interest earning assets. The Company has utilized longer term borrowings with the FHLB to provide some stability in its funding costs and to match some of its longer term commercial real estate mortgages.

        Interest income for the three months ended March 31, 1999 was $12.6 million on a tax equivalent basis, an increase of $415,000, or 3.4%, over the comparable period last year. The increase in the volume of earning assets substantially offset the 65 basis point decrease in the yield on interest earning assets.

        The average balance of taxable AFS securities has increased by $50.4 million, for the three months ended March 31, 1999, compared to the same period in 1998, which has offset the 83 basis points decrease in yield, however these funds have been invested primarily in short-term government agency bonds and the resulting 5.17% yield on the taxable AFS portfolio provides 28 basis points more than federal funds. The proceeds of these maturing securities are available to fund loan portfolio growth. The loan yield at March 31, 1999 was 7.75%, down 47 basis points from the same period in the previous year, but was 241 basis point more than the 5.34% yield on AFS securities. The Company has also invested in tax-exempt municipal securities, primarily maturing within one year. The tax equivalent yield on these securities is 5.75%, similar to the yield in 1998 and 86 basis points higher than the average yield on federal funds for the three months ended March 31, 1999.

        Interest expense for the three months ended March 31, 1999, was $6.1 million, an increase of $205,000, or 3.5% over the three month period ended March 31, 1999. The change was principally due to an increase in the average volume of interest bearing liabilities. The average balance of interest bearing liabilities was $640.9 million, an increase of $77.7 million, or 13.8%, primarily attributable to an increase in borrowings and an increase in deposits as result of the subscription offering funds held during the quarter. The average balance of long-term borrowings was $50.5 million for the three months ended March 31, 1999, as compared to $4.2 million in the comparable three month period. The increase in long-term FHLB advances offset the $18.9 million decline in time deposit accounts, which the Company experienced as a result of the decrease in time deposits rates. The decline in time deposit rates was consistent with those offered by other financial institutions operating in the Company's primary market area.

        The Company's net yield on average interest earning assets was 3.59% for the three months ended March 31, 1999, compared to 3.93% for the comparable three month period in 1998. The decrease was primarily caused by a 27 basis point decline in its net spread as the 38 basis point decrease in cost of funds was more than offset by the 65 basis point decline in the yield on interest earning assets. The decline in cost of funds was caused by the decrease in rates paid on time deposits partially offset by the increase in FHLB borrowings. The decrease in the yield on interest earning assets was caused by the investment of a substantial portion of the offering proceeds in short-term government agency bonds, with lower yields than long-term securities, but which provide the liquidity required to fund higher yielding loan growth.

        For more information on average balances, interest, yield and rate, please refer to Table No. 1, included in this quarterly report.

Provision for Loan Losses.

        The Company establishes an allowance for loan losses through a provision for loan losses charged to operations. The adequacy of the amount of the allowance is determined by management's evaluation of various risk factors inherent in the loan portfolio. This analysis takes into consideration such factors as the historical loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect borrowers' ability to pay. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of non-performing loans.

        The provision for loan losses was $812,000 for the three months ended March 31, 1999, a decrease of $199,000 from the comparable period of the prior year. The decrease in the provision was partially attributable to a $37,000, or 27.0% decline in net charge-offs to $100,000 for the three months ended March 31, 1999 compared to the same period of the prior year. In addition, the Company has reduced its non-performing loans by $3.0 million, or 25.8%, resulting in the allowance for loan losses providing coverage of 112.50% of non-performing loans at March 31, 1999, as compared to 70.91% as of September 30, 1998.

Non-Interest Income

        Non-interest income was $846,000 for the three months ended March 31, 1999, an increase of $181,000, or 27.2% from the three months ended March 31, 1998. The increase was principally from increases in net gains on sales of mortgage loans, trust commissions, loan servicing fees, and service charges on deposits. The net gain from sales of mortgage loans was up $93,000, as the balance of residential mortgage loan sales in the secondary market increased during the three months ended March 31, 1999, as compared to the same period in the prior year. Trust commissions were up $48,000, or 44.9%, as a result of a higher balance of assets managed than in the comparable period of the prior year. Loan servicing fees were up $17,000, or 19.1% for the quarter ended March 31, 1999, as compared to the three months ended March 31, 1998. Service charges on deposit accounts were up $6,000, or 2.9%, compared to the same period of the prior year.

Non-Interest Expense

        Non-interest expense for the three months ended March 31, 1999 was $10.4 million, an increase of $5.8 million, or 127.0%, over the comparable period last year. The increase was principally caused by the $4.1 million stock contribution to the Foundation. Professional fees increased by $305,000 for the three months ended March 31, 1999, over the comparable period of the prior year, primarily caused by increased fees associated with operating a stock form organization as compared to a mutual savings bank. Other real estate owned expense was up $461,000 for the three months ended March 31, 1999, as compared to the same period in 1998. The increase was principally caused by the write-down of two commercial real estate properties as determined by management's assessment of the decline in their fair values. Other expense was up $727,000, or 124.5% for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. This increase was primarily attributable to a $382,000 expense incurred for Year 2000 remediation efforts.

Income Tax Expense

        Income tax benefit for the three months ended March 31, 1999, was ($1.8) million, as compared to income tax expense of $301,000 for the comparable period in 1998. The difference is principally the result of the tax benefit derived from the stock contribution to the Foundation, and the Company's investments in tax exempt obligations.

        COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998

        For the six months ended March 31, 1999, the Company recorded a net loss of $1.6 million as compared to net income of $1.0 million for the six months ended March 31, 1998. The net decrease was primarily the result of the $2.5 million after tax nonrecurring charge for the contribution of stock to the Foundation.

Net Interest Income

        Net interest income on a tax equivalent basis for the six months ended March 31, 1999, was $12.7 million, an increase of $217,000, or 1.74%, when compared to the six months ended March 31, 1998. The increase was principally the result of an increase in average interest earning assets, which was funded primarily by an increase in average borrowings, up $48.7 million over the comparable period, and the average balance of subscription funds held in escrow of $18.7 million.

        Interest income on a tax equivalent basis for the six months ended March 31, 1999, was $25.0 million, an increase of $633,000, or 2.60%, over the comparable six month period in 1998. The increase was primarily attributable to the $68.2 million increase in average interest earning assets, which more than offset the 56 basis point decline in yield on interest earning assets.

        The increase in interest earning assets was primarily the result of a $22.1 million average increase in commercial business loans, a $11.0 million increase in other consumer loans as a result of a direct-mail marketing campaign, and a $65.8 million increase in average securities available for sale primarily in short-term government agencies and tax-exempt municipals, maturing in one year or less. The yield on AFS securities was down 50 basis over the comparable period in 1998, however it was higher than the 5.01% yield on average federal funds sold and still offered the liquidity to fund higher yielding loans.

        The Company increased its average investment in AFS tax-exempt municipal securities by $16.5 million over the comparable period in 1998. The average tax equivalent yield on tax-exempt municipal securities was 5.80%, up from 5.77% over the six month period ended March 31, 1998 and 79 basis points higher than the 5.01% yield on average federal funds sold.

        Interest expense for the six months ended March 31, 1999, was $12.3 million, an increase of $416,000, or 3.50%. The increase was principally related to a $61.1 million increase in average interest bearing liabilities, up from the $561.2 million for the comparable period in 1998. The average rate paid on interest bearing liabilities was 3.96%, down 28 basis points from the 4.24% average rate paid in 1998. The decrease in cost of funds was primarily attributable to the decreases in rates for savings accounts and time accounts of 41 and 39 basis points, respectively.

        The Company's average borrowings were up $48.7 million from the $5.2 million in average borrowings for the six months ended March 31, 1998. The increase is principally the result of additional borrowings with the FHLB, of which $30.0 million were long term fixed rate advances, $11.0 million were convertible advances, and $5.7 million were short term fixed rate borrowings. The borrowings were used primarily to fund the growth in interest earning assets. There were no new advances in the comparable six month period.

        The Company's net yield on interest earning assets was 3.60% for the six months ended March 31, 1999, down 32 basis points compared to 3.92% for the comparable period of the prior year. The decrease was principally the result of a 56 basis point decline in the average yield on interest earning assets. This was primarily caused by a 40 basis point decline in the average yield on loans as competition for market share remained strong, interest rates were at historical lows, and borrowers refinanced into longer term fixed-rate loans.
The Company also experienced a 50 basis point decline in the average yield on AFS securities, principally the result of an increase in AFS government agency securities, with short term maturities and lower yields than other long-term investment securities. The Company expects to use the proceeds of these maturing securities to fund its loan originations.

        For more information on average balances, interest, yield and rate, please refer to Table No. 2 included in this quarterly report.

Provision for Loan Losses

        The provision for loan losses was $1.6 million for the six months ended March 31, 1999 , a decrease of $398,000 from the comparable six month period in 1998. The decrease was primarily the result of a $522,000, or 76.0%, reduction in net charge-offs to $165,000. In addition, the Company has reduced its non-performing loans $3.0 million, or 25.8%, so that the allowance now represents 112.50% of non-performing loans at March 31, 1999, as compared to 70.91% as of September 30, 1998.

Non-Interest Income

        Non-interest income was $1.5 million for the six months ended March 31, 1999, an increase of $155,000, or 11.8% from the comparable six month period in 1998. The increase was principally due to a $86,000 increase in net gains from mortgage loan sales, a related $28,000 in loan servicing fees, and a $95,000 increase in trust income. Offsetting the increase was a $92,000 decrease in other income, which was primarily $25,600 in Nationar recoveries and $50,000 in recoveries related to a settlement of a commercial real estate loan previously charged-off in the six month period ended March 31, 1998. No such recoveries was recognized in 1999. The increase in net gains on mortgage loan sales is a result of the sale of $40.9 million in fixed rate residential loans in the secondary mortgage market for the six months ended March 31, 1999, up from $32.6 million for the comparable six month period.

Non-Interest Expense

        Non-interest expense for the six months ended March 31, 1999, was $15.3 million, an increase of $5.2 million, or 52.2%, over the comparable six month period in 1998. The increase was principally the cost of the stock contribution to the Foundation, Year 2000 remediation expenses, and other real estate owned expense.

        Contribution expenses increased to $4.4 million for the six months ended March 31, 1999, from the $79,000 for the comparable six month period in 1998. The increase was principally the $4.1 million cost of the stock contribution to the Foundation. The Company incurred a charge of $382,000 for Y2K remediation expenses for the six months ended March 31, 1999.

        Other real estate owned expenses increased $242,000, primarily the result of the write-down of two properties secured by commercial real estate as determined by management's assessment of their fair values.

Income Tax Expense

        Income tax benefit for the six months ended March 31, 1999 was ($1.6) million, compared to income tax expense of $368,000 for the comparable six month period in 1998. The difference is principally the result of the tax benefit derived from the stock contribution to the Foundation, and the Company's investment in tax exempt obligations.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity is the ability to generate cash flows to meet present and future financial obligations and commitments. Management monitors its liquidity position on a daily basis to determine that the Company has adequate liquidity to fund loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

        The primary sources of funds are borrowings and proceeds from the redemption and maturity of federal funds sold and other short-term securities.

        Net cash provided by operating activities was $3.1 million for the six months ended March 31, 1999, resulting primarily from $3.7 million in net proceeds received from loan sales in excess of loans originated for sale, offset by a $6.0 million decline in official bank checks outstanding and the increase in other assets as a result of the $1.6 million deferred non-cash tax benefit related to the stock contribution to the Foundation.

        Investing activities used $108.3 million in the six months ended March 31, 1999 as the Company increased its interest earning assets through the purchase of $77.9 million, net of proceeds on redemptions and maturities, of AFS securities and $30.9 million in loan originations. Financing activities provided $184.4 million, as the Company experienced increases in deposits, short-term borrowings, and the cash proceeds received from the Company's initial public offering. For more details concerning the Company's cash flows, see "Consolidated Statements of Cash Flows."

        An important source of the Company's funds is the Bank's core deposits. The Bank's core deposits are defined as demand deposit accounts, money market accounts, and savings accounts, which totaled $323.0 million, or 57.0% of total deposits at March 31, 1999. The Company had $85.1 million in deposits with balances in excess of $100,000 at March 31, 1999.

        The Company believes that it will have sufficient funds to meet its current commitments. At March 31, 1999, the Company had commitments to originate loans of $38.5 million. In addition, the Company had undrawn commitments of $7.8 million on home equity lines and other lines, as well as $39.9 million on undrawn commitments to funds commercial business loans. Time deposit accounts scheduled to mature within one year or less at March 31, 1999, totaled $189.1 million, and management believes that a significant portion of such deposits will remain with the Company.

        The Bank is required to maintain minimum regulatory capital ratios. The following is a summary of the Bank's actual capital amounts and ratios at March 31, 1999, compared to the FDIC minimum capital requirements:

                                              ACTUAL                         MINIMUM
                                        -----------------------     ---------------------
                                          AMOUNT       PERCENT       AMOUNT         PERCENT
                                          ------       -------       ------         -------
                                                          (DOLLARS IN THOUSANDS)

Leverage (Tier I) Capital                $186,257        24.58%      $  30,308      4.00%
Risk-based Capital:
     Tier I                               186,257        30.38          24,526      4.00
     Total                                193,922        31.63          49,053      8.00

        At March 31, 1999, the Company's Tier 1 leverage ratio, as defined in regulatory guidelines, was 24.56%. At March 31, 1999, the Company's Tier 1 capital-to-risk-weighted assets ratio was 32.87%, and the total capital-to-risk-weighted assets ratio was 34.12%.

YEAR 2000

        The Company's progress on its Year 2000 issue is continuing. The Company's primary service provider completed its Year 2000 readiness testing during 1998 and the Company conducted its testing during the quarter ended March 31, 1999 incurring a $120,000 "validation" fee. During the quarter, the Company tested all of its mission critical systems, and processed transactions with dates up through and including March 31, 2000. The results of the Company's tests to date showed no significant exceptions. The Company has incurred $24,000 in costs to contract with an independent technology consultant to provide verification and validation of the Company's risk and cost estimates, systems testing and contingency plans. The results of the study showed no significant exceptions, as well.

        The Company's investment subsidiary is changing its primary service provider during the quarter ended June 30, 1999. The Company expects to obtain Year 2000 testing results from the provider by the end of the same period. The Company anticipates no significant exceptions.

        The Company expects its mission critical systems to be compliant and substantially tested by June 30, 1999, and all others by September 30, 1999.

        The Company expects that when the century changes, disruption in service, if any, will come not from a failure of its systems or the systems of the providers with whom it interfaces, but rather from outside agencies ( i.e. electric and telephone companies ) beyond its control. Therefore, contingency planning and business resumption planning will be based on the Company's formal Disaster Recovery Program, which includes using such things as emergency power generation or reverting to manual systems until problems can be corrected.

        The Company has written a Disaster Recovery and Year 2000 Contingency Plan, and management expects to test the plan before September 30, 1999. The Company is also undertaking various customer awareness programs, such as posted statements, mailing of FDIC brochures, and anticipates providing information through its website on the Internet.

FORWARD-LOOKING STATEMENTS

        When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer. Certain words or phrases including, but not limited to, "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company's assets and liabilities, are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to the following:

    - deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate;

    - the effect of certain customers and vendors of critical systems or services failing to adequately address issues relating becoming year 2000 compliant;

    - changes in market interest rates or changes in the speed at which market interest rates change;

    - changes in laws and regulations affecting the financial service industry;

    -   changes in competition; and

    -   changes in consumer preferences.

        The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

        The Company does not undertake, and specifically disclaims any obligation, to release publicly any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company believes there have been no material changes in the Company's interest rate risk position since September 30, 1998. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

                                  TABLE No. 1
                    AVERAGE BALANCE, INTEREST, YIELD AND RATE

        The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities totaled $297,000 in the three month period ended March 31, 1999, and $203,000 for the comparable three month period in 1998. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio. Securities available for sale are shown at amortized cost.

                                                                               For the Three Months Ended March 31,
                                                           -----------------------------------------------------------------------
                                                                         1999                                         1998
                                                           ---------------------------------     ---------------------------------
                                                             Average      Interest   Yield/        Average     Interest    Yield/
                                                             Balance      Earned     Rate          Balance     Earned      Rate
                                                           ---------------------------------     ---------------------------------
                                                                                  (Dollars in Thousands)
Interest-earning assets:
  Loans:
    Residential mortgage                                    $ 207,671     3,897      7.51%       $ 207,295       4,087     7.89%
    Commercial mortgage                                       180,628     3,566      7.90%         185,386       4,026     8.69%
    Construction                                                4,089        63      6.16%          16,553         272     6.57%
--------------------------------------------------------------------------------                 ----------------------
               Total real estate loans                        392,388     7,526      7.67%         409,234       8,385     8.20%
    Commercial business                                        59,724     1,158      7.76%          33,378         710     8.51%
    Consumer loans:
     Home equity                                                7,633       147      7.70%           9,387         200     8.52%
     Other                                                     29,907       651      8.71%          20,233         407     8.05%
--------------------------------------------------------------------------------                 ----------------------
               Total consumer loans                            37,540       798      8.50%          29,620         607     8.20%
--------------------------------------------------------------------------------                 ----------------------
               Total loans                                    489,652     9,482      7.75%         472,232       9,702     8.22%
  Loans held for sale                                           5,766       106      7.35%           8,442         148     7.01%
   Securities held for investment                               2,801        56      8.00%           3,808          76     7.98%
   Securities available for sale (amortized cost)
     Taxable                                                  126,620     1,636      5.17%          76,182       1,142     6.00%
     Tax-exempt                                                54,535       784      5.75%          44,187         634     5.74%
--------------------------------------------------------------------------------                 ----------------------
         Total securities available for sale
         (at amortized cost)                                  181,155     2,420      5.34%         120,369       1,776     5.90%
    Federal funds sold and other short-term investments        43,144       527      4.89%          34,329         474     5.52%
--------------------------------------------------------------------------------                 ----------------------
               Total interest earning assets                  722,518    12,591      6.97%         639,180      12,176     7.62%

Interest-bearing liabilities:
  Deposits:
    N.O.W. and Super N.O.W. accounts                           80,178       441      2.20%          79,156         432     2.18%
    Money market deposit accounts                              18,347       136      2.97%          13,414         102     3.04%
    Savings accounts                                          199,688     1,396      2.80%         193,468       1,575     3.26%
    Time deposit accounts                                     250,353     3,133      5.01%         269,207       3,716     5.52%
    Conversion funds in escrow                                 36,272       253      2.79%               0           0     0.00%
    Escrow accounts                                             2,198         9      1.64%           2,598           8     1.23%
--------------------------------------------------------------------------------                 ----------------------
               Total interest-bearing deposits                587,036     5,368      3.66%         557,843       5,833     4.18%
  Borrowings:
    Securities sold under agreement to repurchase               3,220        26      3.23%           1,180           8     2.71%
    Short-term borrowings                                       5,904        69      4.67%               0           0     0.00%
    Long-term debt                                             44,759       645      5.76%           4,210          62     5.89%
--------------------------------------------------------------------------------                 ----------------------
               Total borrowings                                53,883       740      5.49%           5,390          70     5.19%
--------------------------------------------------------------------------------                 ----------------------
               Total interest-bearing liabilities             640,919     6,108      3.81%         563,233       5,903     4.19%
Net interest spread                                                                  3.16%                                 3.43%

Net interest income/net interest margin                                   6,483      3.59%                       6,273     3.93%
                                                                     ===========                           ============
Ratio of interest earning assets to
     interest bearing liabilities                                                  112.73%                               113.48%
Tax equivalent adjustment                                                   297                                    203
Net interest income as per                                           -----------                           ------------
     consolidated financial statements                                   $6,186                                 $6,070
                                                                     ===========                           ============

                                  TABLE No. 2
                    AVERAGE BALANCE, INTEREST, YIELD AND RATE

        The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities totaled $544,000 in the six month period ended March 31, 1999, and $344,000 for the comparable six month period. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio. Securities available for sale are shown at amortized cost.


                                                                            FOR THE SIX MONTHS ENDED MARCH 31,
                                                        ------------------------------------------------------------------------
                                                                        1999                                   1998
                                                        ----------------------------------  ------------------------------------
                                                           Average     Interest    Yield/     Average        Interest    Yield/
                                                           Balance     Earned      Rate       Balance        Earned      Rate
                                                        ----------------------------------  ------------------------------------
                                                                                 (Dollars in Thousands)
Interest-earning assets:
  Loans:
    Residential mortgage                                  $ 207,066     7,794     7.53%     $ 209,913        8,259      7.87%
    Commercial mortgage                                     175,128     7,011     8.01%       185,173        8,028      8.67%
    Construction                                              5,994       213     7.11%        15,845          546      6.89%
------------------------------------------------------------------------------              -----------------------
               Total real estate loans                      388,188    15,018     7.74%       410,931       16,833      8.19%
    Commercial business                                      55,892     2,207     7.90%        33,783        1,471      8.71%
    Consumer loans:
     Home equity                                              7,930       315     7.94%         9,550          413      8.65%
     Other                                                   31,510     1,397     8.87%        20,501          831      8.11%
------------------------------------------------------------------------------              -----------------------
               Total consumer loans                          39,440     1,712     8.68%        30,051        1,244      8.28%
------------------------------------------------------------------------------              -----------------------
               Total loans                                  483,520    18,937     7.83%       474,765       19,548      8.23%
 Loans held for sale                                          6,766       270     7.98%         5,831          210      7.20%
  Securities held for investment                              3,026       118     7.80%         3,868          154      7.96%
  Securities available for sale (amortized cost)
     Taxable                                                132,121     3,468     5.25%        82,770        2,472      5.97%
     Tax-exempt                                              53,219     1,543     5.80%        36,749        1,061      5.77%
------------------------------------------------------------------------------              -----------------------
         Total securities available for sale
         (at amortized cost)                                185,340     5,011     5.41%       119,519        3,533      5.91%
    Federal funds sold and other short-term investments      26,754       670     5.01%        33,256          928      5.58%
------------------------------------------------------------------------------              -----------------------
               Total interest earning assets                705,406    25,006     7.09%       637,239       24,373      7.65%

Interest-bearing liabilities:
  Deposits:
    N.O.W. and Super N.O.W. accounts                         79,152       871     2.20%        77,024          844      2.19%
    Money market deposit accounts                            17,925       270     3.01%        13,094          201      3.07%
    Savings accounts                                        198,388     2,860     2.88%       194,311        3,201      3.29%
    Time deposit accounts                                   252,339     6,543     5.19%       268,685        7,490      5.58%
    Conversion funds in escrow                               18,136       253     2.79%             0            0      0.00%
    Escrow accounts                                           2,479        20     1.61%         2,887           18      1.25%
------------------------------------------------------------------------------              -----------------------
               Total interest-bearing deposits              568,419    10,817     3.81%       556,001       11,754      4.23%
  Borrowings:
    Securities sold under agreement to repurchase             3,888        61     3.14%           931           12      2.58%
    Short-term borrowings                                     5,312       127     4.78%             0            0      0.00%
    Long-term debt                                           44,673     1,302     5.83%         4,250          125      5.88%
------------------------------------------------------------------------------              -----------------------
               Total borrowings                              53,873     1,490     5.53%         5,181          137      5.29%
------------------------------------------------------------------------------              -----------------------
               Total interest-bearing liabilities           622,292    12,307     3.96%       561,182       11,891      4.24%
Net interest spread                                                               3.13%                                 3.41%

Net interest income/net interest margin                                12,699     3.60%                     12,482      3.92%
                                                                   ===========                          ===========
Ratio of interest earning assets to
     interest bearing liabilities                                               113.36%                               113.55%
Tax equivalent adjustment                                                 544                                  344
                                                                   -----------                          -----------
Net interest income as per
     consolidated financial statements                                $12,155                              $12,138
                                                                   ===========                          ===========

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        On February 12, 1999, the Securities and Exchange Commission declared effective Troy Financial Corporation's (the "Company") registration statement on Form S-1 (File Number 333-68813), pursuant to which the Company registered 12,139,021 shares of common stock (including 408,446 shares of common stock contributed to Troy Savings Bank Community Foundation (the "Foundation"), par value $.0001 per share ("Common Stock"), at a price of $10 per share, for an aggregate offering amount of $117,305,750. The subscription offering of the Common Stock commenced on February 22, 1999 and terminated on March 15, 1999, and Sandler O'Neill & Partners, L.P. assisted the Company with the subscription offering on a best efforts basis. Prior to the termination of the subscription offering, the Company sold 11,730,575 shares or $117,305,750 of Common Stock. In addition, the Company contributed 408,446 shares of Common Stock to the Foundation.

        In connection with the subscription offering, the Company incurred a total of $3.6 million in expenses, which consisted of $1.2 million in underwriting commissions and fees paid to Sandler O'Neill, and $2.4 in other expenses, which included, among other things, legal, accounting, appraisal, conversion agent, printing and postage fees. All expenses were paid directly to third parties not affiliated with the Company. After deduction of the offering expenses, the Company's net offering proceeds were $113.6.

        The Company used $56.8 million or 50% of the net offering proceeds to acquire 1,000 shares of common stock of The Troy Savings Bank (the "Bank"), which represents all of the outstanding capital stock of the Bank. The remaining net offering proceeds were invested in federal funds through the Federal Home Loan Bank of New York and Key Bank and in short-term U.S. government agency bonds.

        The Company is using $9.7 million of the net offering proceeds to fund a loan to the Company's employee stock ownership plan (the "ESOP") to enable the ESOP to purchase 971,121 shares of Common Stock in the open market. As of March 31, 1999, the ESOP had purchased 250,000 shares of Common Stock. If Troy establishes a long-term equity compensation plan, then it may choose to fund such plan with cash to enable the plan to purchase shares of Common Stock. At this time, however, no determination regarding the funding of that benefit plan has been made. The Company intends to use the remaining net proceeds for general corporate purposes, which may include, among other things, the establishment or acquisition of a commercial bank and trust company that can accept municipal deposits, and/or the acquisition of other financial services firms and branch offices, although at this time, the Company does not have any agreements regarding any proposed transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5.  OTHER INFORMATION

        Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

               27.    Financial Data Schedule

        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ending March 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TROY FINANCIAL CORPORATION
                                         (Registrant)



Date:   May 14, 1999              /s/  Daniel J. Hogarty, Jr.
                                  -----------------------------------------
                                  Daniel J. Hogarty, Jr.
                                  Chairman of the Board, President and
                                    Chief Executive Officer


                                  /s/  Edward M. Maziejka, Jr.
                                  -----------------------------------------
                                  Edward M. Maziejka, Jr.
                                  Vice President and Chief Financial Officer