Form 10-Q
period 1999-06-30
TROY FINANCIAL CORP
filed 1999-08-13
CIK 1075046

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1999
                                                  -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------    ---------

                        Commission file number: 000-25439

                           TROY FINANCIAL CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         16-1559508
---------------------------------                      -------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                     32 Second Street, Troy, New York 12180
              ----------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                  (518)270-3313
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 not applicable
              ----------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [x] No: [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF AUGUST 10, 1999: 12,139,021 SHARES OF COMMON STOCK, PAR VALUE $.0001 PER SHARE.

                                      INDEX


PART I - FINANCIAL INFORMATION


                                                                            PAGE
Item 1:    Financial Statements

                Consolidated Statements of Condition,
                 June 30, 1999 and September 30, 1999......................   1

                Consolidated Statements of Income, Three and Nine
                 Months Ended June 30, 1999 and June 30, 1998..............   2

                Consolidated Statements of Cash Flows, Nine Months
                 Ended June 30, 1999 and June 30, 1998.....................   3

                Consolidated Statements of Changes in Shareholder Equity,
                 Nine Months Ended June 30, 1999 and June 30, 1998.........   4

                Notes to Unaudited Consolidated Interim
                 Financial Statements......................................   5

Item 2:    Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............   6

Item 3:    Quantitative and Qualitative Disclosures About Market Risk......   7


PART II - OTHER INFORMATION


                  Items 1-6................................................ II-1

                  Signature page........................................... II-2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CONDITION
                                    UNAUDITED


                                                                              JUNE 30, 1999         SEPTEMBER 30, 1998
                                                                              -------------         ------------------
               ASSETS                                                            (IN THOUSANDS, EXCEPT SHARE DATA)

Cash & due from banks                                                             $20,936                 $12,330
Federal funds sold                                                                  7,050                   5,585
                                                                                 --------                --------
       Total cash and cash equivalents                                             27,986                  17,915
Loans held for sale                                                                 4,242                  11,096
Securities available for sale at fair value                                       262,471                 197,758
Investment securities held to maturity, at amortized cost                           2,619                   3,483
Net loans receivable                                                              518,536                 457,321
Accrued interest receivable                                                         4,318                   4,287
Other real estate owned                                                             1,374                   1,872
Premises & equipment, net                                                          15,219                  14,096
Other assets                                                                       12,581                   8,821
                                                                                 --------                --------
       Total assets                                                              $849,346                $716,649
                                                                                 ========                ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
       Due to depositors:
          Savings accounts                                                        192,903                 198,509
          Money market accounts                                                    20,012                  15,708
          Demand accounts                                                         119,939                 107,311
          Time deposit accounts                                                   236,909                 256,674
                                                                                 --------                --------
               Total deposits                                                     569,763                 578,202
       Mortgagors' escrow accounts                                                  4,600                   1,900
       Securities sold under agreement to repurchase                                2,367                   2,524
       Federal Home Loan Bank advances                                             75,310                  44,940
       Accrued interest payable                                                       504                     360
       Official bank checks                                                         4,322                   8,841
       Contributions payable                                                        3,576                   3,453
       Other liabilities and accrued expenses                                       9,937                   5,400
                                                                                 --------                --------
               Total liabilities                                                  670,379                 645,620


Shareholders' Equity:
       Preferred Stock, $.0001 par value; 15,000,000 shares authorized,
          none issued                                                                  --                      --
       Common Stock, $.0001 par value; 60,000,000 shares authorized,
          12,139,021 issued at June 30, 1999                                            1                      --
       Additional paid in capital                                                 117,759                      --
       Unallocated common stock held by ESOP                                       (9,620)                     --
       Retained earnings, substantially restricted                                 70,936                  70,622
       Accumulated other comprehensive income ( loss )                               (109)                    407
                                                                                 --------                --------
               Total shareholders' equity                                         178,967                  71,029
                                                                                 --------                --------
                         Total liabilities and shareholders' equity              $849,346                $716,649
                                                                                 ========                ========


 See accompanying notes to unaudited consolidated interim financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                              ENDED JUNE 30,                   ENDED JUNE 30,
                                                           --------------------             -------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            1999             1998             1999             1998
                                                            ----             ----             ----             ----
Interest & dividend income:
     Interest and fees on loans                           $10,063           $9,608           $29,225          $29,366
     Securities available for sale:
          Taxable                                           1,343              824             4,811            3,295
          Tax exempt                                          609              675             1,653            1,392
                                                          -------           ------           -------          -------
                                                            1,952            1,499             6,464            4,687
     Investment securities held to maturity                    54               74               172              228
     Federal funds sold                                     1,277              581             1,947            1,509
                                                          -------           ------           -------          -------
          Total interest and dividend income               13,346           11,762            37,808           35,790
                                                          -------           ------           -------          -------

Interest expense:
     Deposits and escrows                                   4,837            5,804            15,661           17,558
     Short-term borrowings                                     22                8                83               20
     Long-term borrowings                                     721               81             2,144              206
                                                          -------           ------           -------          -------
          Total interest expense                            5,580            5,893            17,888           17,784
                                                          -------           ------           -------          -------
          Net interest income                               7,766            5,869            19,920           18,006
     Provision for loan losses                                812            1,011             2,437            3,033
                                                          -------           ------           -------          -------
          Net interest income after provision for
          loan losses                                       6,954            4,858            17,483           14,973
                                                          -------           ------           -------          -------


Non-interest income:
     Loan servicing fees                                      166              102               398              305
     Service charges on deposit accounts                      224              209               666              622
     Net gains from securities sales                            5                0                14                1
     Net gains from mortgage loan sales                        48               26               233              125
     Trust income                                             176              108               481              319
     Other income                                             161              174               457              562
                                                          -------           ------           -------          -------
          Total non-interest income                           780              619             2,249            1,934
                                                          -------           ------           -------          -------


Non-interest expense:
     Compensation & employee benefits                       2,740            2,620             8,009            7,812
     Net occupancy                                            521              516             1,548            1,574
     Furniture, fixtures, & equipment                         174              196               552              651
     Computer charges                                         352              350             1,092            1,014
     Professional, legal, & other                             316              177               972              559
     Printing, postage, & telephone                           171              169               491              464
     Other real estate owned                                   63               24               748              412
     Contributions expense                                     20               34             4,389              114
     Other                                                    543              800             2,358            2,313
                                                          -------           ------           -------          -------
          Total non-interest expense                        4,900            4,886            20,159           14,913
                                                          -------           ------           -------          -------
Income (loss) before income tax expense ( benefit )         2,834              591              (427)           1,994
Income tax expense ( benefit )                                874              138              (741)             506
                                                          -------           ------           -------          -------
Net income                                                 $1,960             $453              $314           $1,488
                                                          =======           ======           =======          =======

     Earnings per share:
          Basic                                             $0.16              n/a             $0.16              n/a
          Diluted                                           $0.16              n/a             $0.16              n/a



Earnings per share calculations do not include earnings prior to the initial public offering on March 31, 1999.

 See accompanying notes to unaudited consolidated interim financial statements.

                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                                       FOR THE NINE MONTHS ENDED
                                                                                   June 30, 1999       June 30, 1998
                                                                                   -------------       -------------
                                                                                             (IN THOUSANDS)
Increase (decrease) in cash and cash equivalents:
    Cash flows from operating activities:

      Net income                                                                         314               1,488
      Adjustments to reconcile net income to net cash provided by (used in )
      operating activities:
         Depreciation                                                                    985               1,039
         Charitable foundation contribution                                            4,084                  --
         Net (accretion) amortization of discount/premium on securities               (2,366)                 63
         Deferred income tax expense                                                     845                 499
         Net gain on sale of securities available for sale                                (6)                  0
         Net gain on call of investment securities                                        (8)                  0
         Provision for loan losses                                                     2,437               3,033
         Net gain on sale of loans                                                      (233)               (125)
         Net loss/(gain) on sale of other real estate owned                               39                 (12)
         Net write down of other real estate owned                                       221                  17
         Proceeds from sale of loans held for sale                                    50,963              43,973
         Net loans made to customers and held for sale                               (45,721)            (46,811)
         Increase in accrued interest receivable                                         (31)                (48)
         Increase in other assets                                                     (3,795)               (940)
         Increase in accrued interest payable                                            144                  18
         Increase/(decrease) in official bank checks, contributions payable, and
           accrued expenses and other liabilities                                        142              (3,416)
                                                                                     -------             -------
           Total adjustments                                                           7,700              (2,710)
                                                                                     -------             -------
           Net cash provided by (used in) operating activities                         8,014              (1,222)
                                                                                     -------             -------

    Cash flows from investing activities:
         Proceeds from sale of securities available for sale                           8,611              10,883
         Proceeds from maturity and paydown of securities AFS                        464,222              84,014
         Purchases of securities available for sale                                 (536,032)            (99,631)
         Proceeds from maturity of investment securities                                 869                 371
         Proceeds from sale of other real estate owned                                   607                 550
         Net loans (made to)  repaid from customers                                  (62,642)             21,077
         Capital expenditures                                                         (2,108)             (1,652)
                                                                                     -------             -------
           Net cash (used in) provided by investing activities                      (126,473)             15,612
                                                                                     -------             -------

    Cash flows from financing activities:
         Net (decrease) increase in deposits                                          (8,439)              3,976
         (Decrease) increase in securities sold under agreements to
         repurchase                                                                     (157)                810
         Issuance of long term debt                                                   30,700              25,001
         Payments on long term debt                                                     (330)               (311)
         Increase in mortgagors' escrow accounts                                       2,700               2,984
         Net proceeds from stock offering                                            113,676                   0
         Acquisition of common stock by employee stock ownership plan                 (9,620)                 --
                                                                                     -------             -------
           Net cash provided by financing activities                                 128,530              32,460
                                                                                     -------             -------

Net increase in cash and cash equivalents                                             10,071              46,850

Cash and cash equivalents at beginning of period                                      17,915              42,451
                                                                                     -------             -------

Cash and cash equivalents at end of period                                            27,986              89,301
                                                                                     =======             =======

Supplemental information
    Cash paid for:
      Interest on deposits and borrowings                                             17,744              17,766
      Taxes paid                                                                         699               1,165

Supplemental schedule of noncash investing activities:
      Net reduction in loans resulting from the transfer  to other real
      estate owned                                                                       369                 646
      Increase (decrease) in equity from changes in net unrealized gain (loss) on
      securities available for sale, net of tax                                         (516)                 96


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                     ADDITIONAL  UNALLOCATED                ACCUMULATED
                                            COMMON    PAID IN    COMMON STOCK  RETAINED  OTHER COMPREHENSIVE COMPREHENSIVE   TOTAL
                                             STOCK    CAPITAL    HELD BY ESOP  EARNINGS    INCOME (LOSS)         INCOME     EQUITY
                                             -----    -------    ------------  --------    -------------         ------     ------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance at September 30, 1998                   $0         $0          $0      $70,622             $407             $0    $71,029

Common Stock
   Issuance of 11,730,575
     shares of $.0001 par value
     common stock in initial public offering     1
   Issuance of 408,446
     shares of $.0001 par value
     common stock to The Troy Savings Bank
     Community Foundation                                                                                                         1

Additional paid-in capital
   Issuance of 11,730,575
     shares of common stock in
     initial public offering, net
     of $3,628 offering costs                           113,675

   Issuance of 408,446
     shares of common stock
     to The Troy Savings Bank
     Community Fooundation                                4,084                                                             117,759

Unallocated common stock held by ESOP
   Acquisition of 971,121
     shares of common stock
     by ESOP                                                           (9,620)                                               (9,620)

Retained earnings
    Net income                                                                       314                               314      314


Accumulated other comprehensive
    income ( loss ):
    Unrealized net losses
       arising during the period on
       securities available for sale,
       pre-tax ($846)                                                                                  (508)
    Reclassification adjustments for gains
        realized in net income, pre-tax ($14)                                                            (8)
    Other comprehensive income (loss)                                                                  (516)          (516)    (516)
                                                                                                              ------------
Comprehensive income                                                                                                 $(202)
                                                                                                              ============


                                         ---------    ---------   -----------  ---------    ---------------   ------------  --------
       Balance at June 30, 1999                  1      117,759        (9,620)    70,936               (109)               $178,967
                                         =========    =========   ===========  =========    ===============                ========


Balance at September 30, 1997                   $0           $0            $0    $71,500                $42             $0 $ 71,542

Comprehensive income:
    Net Income:                                                                    1,488                             1,488    1,488
    Other comprehensive income,
      net of tax unrealized net
      gains arising during the
       period on AFS securities
       (pre-tax $160)                                                                                    96             96     96
                                                                                                                        --

       Comprehensive income                                                                                         $1,584
                                         ---------    ---------   -----------  ---------    ---------------      ========= --------

    Balance at June 30, 1998                    $0           $0            $0    $72,988               $138                 $73,126
                                         =========    =========   ===========  =========    ===============                ========

                         Notes to Unaudited Consolidated
                          Interim Financial Statements

Note 1. Basis of Presentation

The unaudited consolidated interim financial statements include the accounts of Troy Financial Corporation (the "Company") and its wholly owned subsidiary, The Troy Savings Bank (the "Bank"), and the Bank's subsidiaries. The Company became the bank holding company of the Bank on March 31, 1999. Accordingly, all financial data as of and for periods prior to such date are the consolidated data of the Bank and its subsidiaries. The September 30, 1998 data in the Consolidated Statements of Condition is derived from the Company's audited consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 11, 1998, as amended. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended September 30, 1999. Reclasses are made whenever necessary to conform to the current year presentation.

Note 2. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted-average number of shares is the same for the basic and diluted earnings per share calculation for this reporting period as the Company did not have an approved plan in place for stock options or unrestricted stock. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three month and nine month periods ended June 30, 1999:




          ( in thousands, except share and per share data )


                                       Three Months Ended     Nine Months Ended
                                           June 30,               June 30,
                                             1999                   1999
                                       ------------------     -----------------

Net income                                    $1,960               $1,960
                                       ------------------     -----------------

Weighted-average common shares            11,888,314           11,888,314
                                       ------------------     -----------------

Basic and diluted earnings per share           $0.16                $0.16
                                       ------------------     -----------------



Earnings per share calculations do not include earnings prior to the initial public offering on March 31, 1999.

Note 3. Comprehensive Income

On October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This
Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of the Company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates. Comprehensive income ( loss ) for the nine months ended June 30, 1999 and 1998 was ($202,000) and $1.6 million, respectively.

Note 4. Impact of New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting by public companies about operating segments of their business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for periods beginning after December 15, 1997. This Statement imposes disclosure requirements only and is not expected to have a material effect on the financial condition or results of operations of the Company.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 standardizes the disclosure requirements of SFAS No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirements benefits. The statement does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the Statements in the annual consolidated financial statements. This Statement imposes disclosure requirements only and is not expected to have a material effect on the financial condition or results of operations of the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement, as recently amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of this statement on the Company's consolidated financial statements.

ITEM 2.  Management's  Discussion  and  Analysis  of  Financial  Condition   and
         Results of Operations

GENERAL

         Troy Financial Corporation (the "Company" ) was formed in December 1998 to acquire all of the capital stock of The Troy Savings Bank (the "Bank") upon the Bank's conversion from a New York-chartered mutual savings bank to a New York-chartered stock savings bank. Upon the Bank's conversion on March 31, 1999, the Company completed its initial public offering of stock, issuing 12,139,021 shares of common stock, par value $.0001 per share ("Common Stock"), including 408,446 shares contributed to The Troy Savings Bank Community Foundation ( the "Foundation"). The Company sold 11,730,575 shares of Common Stock at a price of $10 per share through a subscription offering to certain depositors of the Bank. Net proceeds to the Company from the offering were $113.7 million after conversion costs and offering costs. The Company invested approximately $57 million of the net proceeds to acquire the Bank, and the Company used $9.6 million of the net proceeds from the conversion to fund a loan to the Bank's employee stock ownership plan (the "ESOP" ) which allowed the ESOP to purchase 971,121 shares of Common Stock in the open market. As of June 30, 1999, the ESOP had purchased all 971,121 shares of Common Stock. The Company's Common Stock is traded on the NASDAQ Stock Market National Market Tier under the symbol "TRYF."

         The consolidated financial condition and operating results of the Company are primarily dependent upon its wholly owned subsidiary, the Bank, and the Bank's subsidiaries, and all references to the Company prior to March 31, 1999, except where otherwise indicated, are to the Bank.

         The Bank is a community based, full service financial institution offering a wide variety of business and retail banking products. The Bank and its subsidiaries also offer a full range of trust, insurance, and investment services. The Bank's primary sources of funds are deposits and borrowings, which it uses to originate real estate mortgages, both residential and commercial, commercial business loans, and consumer loans throughout its primary market area which consists of the six New York counties of Albany, Saratoga, Schenectady, Warren, Washington, and Rensselaer (Troy).

         The Company's profitability, like many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between the interest it receives on interest earning assets, such as loans and investments, and the interest it pays on interest bearing liabilities, principally deposits and borrowings.

         Results of operations are also affected by the Bank's provision for loan losses, non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses and to a lesser extent, non-interest income such as mortgage servicing fees and service charges on deposit accounts. Financial institutions in general, including the Company, are significantly affected by economic conditions, competition and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions and funds availability. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Bank's primary market area.

FINANCIAL CONDITION

         The Company's total assets were $849.3 million at June 30, 1999, an increase of $132.7 million, or 18.5% from the $716.6 million at September 30, 1998. The $132.7 million increase was principally due to net proceeds from the Company's initial stock offering of $113.7 million and a $30.4 million increase in borrowings from the Federal Home Loan Bank of New York ( "FHLB"), which was partially offset by an $8.4 million decrease in deposits, primarily attributable to authorized withdrawals from deposit accounts to pay for subscription orders. The funds were principally invested in loans and securities available for sale, primarily commercial real estate, commercial business loans, and U. S. Government agency discount bonds.

Cash and cash equivalents were $28.0 million at June 30, 1999, an increase of $10.1 million from the $17.9 million at September 30, 1998. The increase was principally due to the cash proceeds received from the initial public stock offering.

Total securities, which include securities held to maturity and securities available for sale, were $265.1 million at June 30, 1999, an increase of $63.9 million, or 31.7% over the $201.2 million as of September 30, 1998. The increase in securities was principally a $64.7 million increase in AFS securities, primarily due to the purchase of short-term U.S. Government agency discount bonds.

Total loans receivable were $528.8 million as of June 30, 1999, an increase of $63.2 million or 13.6% over the $465.6 million as of September 30, 1998. The following table shows the loan portfolio composition as of the respective balance sheet dates:



                                                               JUNE 30,                         SEPTEMBER 30,
                                                                1999                                 1998
                                                  --------------------------            ------------------------------
                                                                  % OF LOANS                                % OF LOANS
                                                                  ----------                                ----------
                                                                           (DOLLARS IN THOUSANDS)
Real estate loans:
     Residential mortgage                             $215,247             40.7%             $202,511            43.5%
     Commercial                                        194,157             36.7%              166,186            35.7%
     Construction                                        8,110              1.5%               10,052             2.2%
                                                      --------            -----              --------           -----
         Total real estate loans                       417,514             79.0%              378,749            81.4%
                                                      --------            -----              --------           -----
Commercial business loans                               66,251             12.5%               45,156             9.6%
                                                      --------            -----              --------           -----
Consumer loans:
     Home equtiy lines of credit                         6,720              1.3%                8,575             1.8%
     Other consumer                                     38,571              7.3%               33,445             7.2%
                                                      --------            -----              --------           -----
         Total consumer loans                           45,291              8.6%               42,020             9.0%
                                                                          -----                                 -----
Gross loans                                            529,056            100.0%              465,925           100.0%
                                                                          =====                                 =====
Net deferred loan fees and unearned discount              (270)                                 (344)
                                                      --------                              --------
         Total loans                                  $528,786                              $465,581
                                                      ========                              ========




Residential mortgage loans increased $12.7 million, or 6.3%, as the Company elected to hold 15 year fixed rate residential mortgages in its portfolio instead of selling them in the secondary mortgage market. Commercial mortgage loans increased $27.9 million, or 16.8%. Commercial business loans increased $21.1 million, or 46.7%.

Non-performing assets at June 30, 1999 were $9.8 million, or 1.16% of total assets, compared to $13.5 million, or 1.89% of total assets at September 30, 1998. The table below sets forth the amounts and categories of the Company's non-performing assets.



                                                                JUNE 30,                    SEPTEMBER 30,
                                                                  1999                         1998
                                                           --------------------        ---------------------
                                                                       (DOLLARS IN THOUSANDS)
Non-accrual loans:
     Real estate loans:
         Residential mortgage                                       $2,472                       $2,900
         Commercial mortgage                                         4,857                        6,327
         Construction                                                   --                           --
                                                                   -------                      -------
             Total real estate loans.                                7,329                        9,227
Commercial business loans                                                6                           31
Home equity lines of credit                                            159                          259
Other consumer loans                                                    64                           50
                                                                   -------                      -------
             Total non-accrual loans                                 7,558                        9,567
         Troubled debt restructurings                                  891                        2,081
                                                                   -------                      -------
             Total non-performing loans                              8,449                       11,648
     Other real estate owned :
         Residential real estate                                        97                          345
         Commercial real estate                                      1,277                        1,527
                                                                   -------                      -------
             Total other real estate owned                           1,374                        1,872
                                                                   -------                      -------
             Total non-performing assets                            $9,823                      $13,520
                                                                   -------                      -------
Allowance for loan losses                                          $10,250                       $8,260
                                                                   =======                      =======
Allowance for loan losses as a percentage of
     non-performing loans                                           121.32%                       70.91%
Allowance for loan losses as a percentage of
     total loans                                                      1.94%                        1.77%
Non-performing loans as a percentage of total
     loans                                                            1.60%                        2.50%
Non-performing assets as a percentage of total
     assets                                                           1.16%                        1.89%




The $3.2 million decrease in non-performing loans at June 30, 1999 as compared to September 30, 1998 was attributable primarily to the repayment of three commercial mortgages. Other real estate owned decreased by $498,000, principally from the write-down of two properties secured by commercial real estate as determined by the assessment of their fair market values. The following table summarizes the activity in other real estate for the periods presented:


                                                   NINE MONTHS ENDED JUNE 30,
                                                      1999            1998
                                                      ----            ----
                                                         (IN THOUSANDS)

Balance at the beginning of the period             $1,872            $2,690
       Loans transferred to Other Real Estate         369               646
       Sale of Other Real Estate                     (646)             (538)
       Write down of Other Real Estate               (221)              (17)
                                                   ------            ------
Balance at the end of the period                   $1,374            $2,781
                                                   ======            ======

The allowance for loan losses was $10.3 million, or 1.94% of period end loans at June 30, 1999, and provided coverage of non-performing loans of 121.3%, compared to coverage of 70.9% as of September 30, 1998. There are no loans past due 90 days and still accruing at periods end June 30, 1999 and September 30, 1998. The following table summarizes the activity in the allowance for loan losses:

                                                    NINE MONTHS ENDED JUNE 30,
                                                       1999            1998
                                                       ----            ----
                                                           (IN THOUSANDS)

Allowance at the beginning of the period             $8,260          $6,429
       Charge-offs                                     (651)         (1,043)
       Recoveries                                       204             216
                                                    -------          ------
       Net charge-offs                                 (447)           (827)
Provision for loan losses                             2,437           3,033
                                                    -------          ------

Allowance at  end of the period                     $10,250          $8,635
                                                    =======          ======



Total deposits were $569.8 million at June 30, 1999, a decrease of $8.4 million, or 1.5% from the $578.2 million at September 30, 1998. The following table shows the deposit composition as of the respective balance sheet dates:



                                                      JUNE 30, 1999                         SEPTEMBER 30, 1998
                                                      -------------                         ------------------
                                             (In Thousands)    % of Deposits        (In Thousands)    % of Deposits

Savings accounts                               $192,903            33.9%              $198,509            34.3%
Time accounts                                   236,909            41.6%               256,674            44.4%
Money Market accounts                            20,012             3.5%                15,708             2.7%
NOW & Super NOW accounts                         84,525            14.8%                76,195            13.2%
Demand accounts                                  35,414             6.2%                31,116             5.4%
                                               --------           -----               --------           -----
                                               $569,763           100.0%              $578,202           100.0%
                                               ========           =====               ========           =====



The $8.4 million decrease in deposits from September 30, 1998 is primarily attributable to approximately $26 million in authorized withdrawals from deposit accounts to pay for stock subscription orders, which was partially offset by deposit growth.

The Company increased its borrowings with the FHLB, to $75.3 million at June 30, 1999, an increase of $30.4 million from the $44.9 million at September 30, 1998. The increased borrowings were used to fund the growth in loans and securities noted above.

Shareholders' equity at June 30, 1999 was $179.0 million, an increase of $108.0 million or 152.0% from the $71.0 million at September 30, 1998. The increase was principally attributable to the sale of 11,730,575 shares of common stock for $10.00 per share, net of $3.6 million in conversion costs, and the contribution of 408,446 shares to The Troy Savings Bank Community Foundation. Shareholders' equity was increased by the Company's year-to-date net income of $314,000 and decreased by the $516,000 decline in accumulated other comprehensive income. Shareholders' equity was decreased by the purchase of 971,121 shares of Common Stock in the open market by the Bank's ESOP which was funded by a loan from the Company.

Shareholders' equity as a percentage of total assets was 21.1% at June 30, 1999 compared to 9.9% at September 30, 1998.

                                   TABLE No.1
                    AVERAGE BALANCE, INTEREST, YIELD AND RATE

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities totaled $329,000 in the three month period ended June 30, 1999, and $323,000 for the comparable three month period. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio. Securities available for sale are shown at amortized cost.



                                                                                    FOR THE THREE MONTHS ENDED JUNE 30,
                                                                -------------------------------------------------------------------
                                                                               1999                                1998
                                                                -----------------------------------   -----------------------------
                                                                  Average    Interest     Yield/       Average   Interest    Yield/
                                                                  Balance     Earned       Rate        Balance    Earned      Rate
                                                                -----------------------------------   -----------------------------
                                                                                        (Dollars in Thousands)
INTEREST EARNING ASSETS:
     Loans:
          Residential mortgage                                    $209,675     $3,879      7.40%      $200,481      $3,902     7.78%
          Commercial mortgage                                      179,464      3,745      8.35%       159,284       3,502     8.79%
          Construction                                               7,958        122      6.15%        20,934         330     6.30%
                                                                  --------     ------                 --------     -------
                     Total real estate loans                       397,097      7,746      7.80%       380,699       7,734     8.13%
          Commercial business                                       76,567      1,472      7.69%        51,391       1,099     8.55%
          Consumer loans:
                 Home Equity                                         6,882        134      7.76%         8,914         191     8.58%
                 Other                                              30,176        679      9.00%        17,853         372     8.34%
                                                                  --------     ------                 --------     -------
                     Total consumer loans                           37,058        813      8.77%        26,767         563     8.42%
                                                                  --------     ------                 --------     -------
                     Total Loans                                   510,722     10,031      7.86%       458,857       9,396     8.19%
          Loans held for sale                                        4,212         71      6.75%        12,676         212     6.70%
          Securities held for investment                             2,675         54      8.03%         3,705          74     8.02%
          Securities available for sale (at amortized cost)
                 Taxable                                           100,389      1,343      5.35%        55,292         824     5.96%
                 Tax-exempt                                         62,306        899      5.77%        67,503         998     5.91%
                                                                  --------     ------                 --------     -------
                     Total securities available for sale (at       162,695      2,242      5.51%       122,795       1,822     5.93%
                     amortized cost)
               Federal funds sold and other short term
               investments                                         106,718      1,277      4.79%        41,882         581     5.55%
                                                                  --------     ------                 --------     -------
                     Total earning assets                          787,022     13,675      6.95%       639,915      12,085     7.55%

INTEREST BEARING LIABILITIES:
     Deposits:
          NOW and Super NOW accounts                                80,748        438      2.17%        76,780         423     2.21%
          Money market deposit accounts                             18,571        136      2.94%        14,511         111     3.06%
          Savings accounts                                         192,109      1,309      2.72%       195,113       1,607     3.30%
          Time deposits accounts                                   239,353      2,893      4.83%       262,649       3,646     5.55%
          Conversion funds in escrow                                 6,130         43      2.79%            --          --       --
          Escrow accounts                                            3,693         18      1.96%         4,155          17     1.65%
                                                                  --------     ------                 --------     -------
                     Total interest-bearing deposits               540,604      4,837      3.58%       553,208       5,804     4.20%
     Borrowings:
            Securities sold under agreement to repurchase            2,780         22      3.12%         1,119           8     2.96%
            Short-term borrowings                                    5,785         72      4.98%             0           0     0.00%
            Long term-debt                                          44,863        649      5.79%         5,478          81     5.90%
                                                                  --------     ------                 --------     -------
                     Total borrowings                               53,428        743      5.56%         6,597          89     5.41%
                                                                  --------     ------                 --------     -------

                     Total interest-bearing liabilities            594,032      5,580      3.76%       559,805       5,893     4.21%

     Net interest spread                                                                   3.19%                               3.34%

     Net interest income / net interest margin                                  8,095      4.11%                     6,192     3.87%
                                                                               ======                              =======

     Ratio of interest earning assets to
       interest bearing liabilities                                                      132.49%                             114.31%

     Tax equivalent adjustment                                                    329                                 323
                                                                               ======                              =======

     Net interest income as per consolidated financial statements              $7,766                              $5,869
                                                                               ======                              =======


COMPARISON   OF   OPERATING   RESULTS  FOR  THE  THREE  MONTHS  ENDED  JUNE  30,
1999 AND 1998

GENERAL

For the three months ended June 30, 1999, the Company recorded net income of $2.0 million, an increase of $1.5 million as compared to net income of $453,000 for the three month period ended June 30, 1998. The increase was principally the result of higher net interest income, lower provision for loan losses, and higher noninterest income, which was partially offset by higher income tax expense. The Company earned $0.16 per share for the three months ended June 30, 1999 and its annualized return on average assets was 0.95% as compared to 0.27% for the three months ended June 30, 1998. The Company's annualized return on average equity was 4.32% for the three months ended June 30, 1999.

NET INTEREST INCOME

Net interest income on a tax equivalent basis for the three months ended June 30, 1999, was $8.1 million, an increase of $1.9 million, or 30.7%, when compared to the three months ended June 30, 1998. The increase was primarily attributable to a $147.1 million increase in average interest earning assets which more than offset the increase in average interest bearing liabilities. The increase in interest earning assets was principally funded by the net proceeds received from the initial public offering. The increase was also a result of a $46.8 million increase in average borrowings, which more than offset a $5.5 million decrease in average deposits. Net interest income was also positively affected by the 45 basis point decrease in average cost of funds, which partially offset the decrease in yield on average earning assets. The Company has utilized longer term borrowings with the FHLB to provide some stability in its funding costs and to match some of its longer term commercial real estate mortgages.

Interest income for the three months ended June 30, 1999 was $13.7 million on a tax equivalent basis, an increase of $1.6 million, or 13.2%, over the comparable period last year. The increase in the volume of earning assets substantially offset the 60 basis point decrease in the average yield on interest earning assets.

The average balance of taxable available for sale securities increased by $45.1 million for the three months ended June 30, 1999, compared to the same period in 1998, which offset the 61 basis points decrease in average yield. The Bank anticipates that its current loan commitments will require the availability of short-term funds. Therefore, the funds have been invested primarily in short-term government agency discount bonds providing liquidity comparable to federal funds while still offering a yield greater than the 4.79% average yield for federal funds sold. The average loan yield for the three months ended June 30, 1999 was 7.86%, down 33 basis points from the same period in the previous year, but was 235 basis points more than the 5.51% average yield on available for sale securities. The Company has also invested in tax-exempt municipal securities, primarily maturing within one year. The average tax equivalent yield on these securities is 5.77%, similar to the yield in 1998 and 98 basis points higher than the average yield on federal funds for the three months ended June 30, 1999.

Interest expense for the three months ended June 30, 1999, was $5.6 million, a decrease of $313,000, or 5.3% over the three month period ended June 30, 1999. The change was principally due to a 45 basis point decrease in the average cost of funds which more than offset the increase in average volume of interest bearing liabilities. The average balance of interest bearing liabilities was $594.0 million for the three months ended June 30, 1999, an increase of $34.2 million, or 6.1%, primarily attributable to an increase in borrowings of $46.8 million which offset a $5.5 million decrease in deposits primarily the result of approximately $26 million in authorized withdrawals from deposit accounts to pay for stock subscription orders, net of deposit growth. The average balance of FHLB borrowings was $50.6 million for the three months ended June 30, 1999, as compared to $5.5 million in the comparable three month period. The increase in long-term FHLB advances offset the $23.3 million decline in time deposit accounts, which the Company experienced as a result of the decrease in time deposits rates. The time deposit rates were comparable to those offered by other financial institutions operating in the Company's primary market area.

The Company's net interest margin was 4.11% for the three months ended June 30, 1999, compared to 3.87% for the comparable three month period. The primary cause was a $147.1 million increase in average earning assets, due primarily to the Company's initial public offering, which offset the 60 basis point decline in average yield on earning assets and the 45 basis point decrease in cost of funds which more than offset the increase in average interest bearing liabilities. The decline in cost of funds was principally caused by the decrease in rates paid on savings accounts and time deposits which was partially offset by the increase in the average rates paid on FHLB borrowings. The decrease in the yield on interest earning assets was caused by the investment of a substantial portion of the offering proceeds in short-term government agency bonds and federal funds, with lower yields than long-term securities, but which provide the liquidity required to fund higher yielding loan growth.

For more information on average balances, interest, yield and rate, please refer to Table No. 1, included in this report.

PROVISION FOR LOAN LOSSES

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

The provision for loan losses was $812,000 for the three months ended June 30, 1999, a decrease of $199,000, or 19.7% from the comparable period of the prior year. The decrease in the provision was primarily attributable to a reduction in non-performing loans of $3.2 million from $11.6 million at September 30, 1998 to $8.4 million at June 30, 1999. The allowance for loan losses provides coverage of 121.3% of non-performing loans at June 30, 1999, as compared to 70.9% as of September 30, 1998. However, offsetting the decrease in non-performing loans was an increase of $141,000, or 100.0% in net charge-offs to $282,000 for the three months ended

June 30, 1999 compared to the same period of the prior year.

Although the provision for loan losses has reduced from the same period in 1998, the Company anticipates its provision for loan losses to remain at approximately its current levels through fiscal year end 1999 as the mix of the Company's loan portfolio includes an increasing percentage of higher credit risk loan types, such as commercial real estate loans and commercial business loans. Commercial real estate loans and commercial business loans represent 49.2% of the total loan portfolio at June 30, 1999 compared to 45.3% at September 30, 1998.

NON-INTEREST INCOME

Non-interest income was $780,000 for the three months ended June 30, 1999, an increase of $161,000, or 26.0% from the three months ended June 30, 1998. The increase was principally from increases in net gains on sales of mortgage loans, trust commissions, loan servicing fees, and service charges on deposits. The net gains from sales of mortgage loans was up $22,000, or 84.6%, during the three months ended June 30, 1999, as compared to the same period in 1998. Trust commissions were up $68,000, or 63.0%, as a result of a higher balance of assets managed than in the comparable period of the prior year. Loan servicing fees were up $64,000, or 62.7% as a result of a higher balance of loans serviced for the quarter ended June 30, 1999, as compared to the three months ended June 30, 1998. Service charges on deposit accounts were up $15,000, or 7.2%, compared to the same period of the prior year.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended June 30, 1999 was $4.9 million, an increase of $14,000, or 0.3%, over the comparable period last year. Personnel expense increased by $120,000 during the three months ended June 30, 1999, as compared to the prior year, as the Company began to record expenses for its ESOP and supplemental retirement plan for certain executive officers. The increase in expense was partially offset by a reduction in staffing levels over the comparable period last year. Professional fees increased by $139,000, or 78.5% for the three months ended June 30, 1999, over the comparable period of the prior year, primarily caused by increased fees associated with operating a stock form organization as compared to a mutual savings bank. Other real estate owned expense was up $39,000, or 162.5%, for the three months ended June 30, 1999, as compared to the same period in 1998. The increase in expense was principally caused by the sale of two residential real estate properties at a loss. Other expense decreased by $257,000, or 32.13%, for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. This decrease was primarily attributable to a $235,000 operating expense incurred by one of the Bank's subsidiaries in the three months ended June 30, 1998. No such expenses were recorded in the three months ended June 30, 1999.

INCOME TAX EXPENSE

Income tax expense for the three months ended June 30, 1999, was $874,000, as compared to $138,000 for the comparable period in 1998. The increase was primarily caused by the $2.2 million increase in income before taxes for the three months ended June 30, 1999, as compared to the same period in the prior year.

                                   TABLE No.2
                    AVERAGE BALANCE, INTEREST, YIELD AND RATE

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities totaled $868,000 in the nine month period ended June 30, 1999, and $732,000 for the comparable nine month period. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio. Securities available for sale are shown at amortized cost.



                                                                    FOR THE NINE MONTHS ENDED JUNE 30,
                                                         --------------------------------------------------------------------------
                                                                           1999                                   1998
                                                         -----------------------------------     ----------------------------------
                                                             Average    Interest     Yield/          Average    Interest    Yield/
                                                             Balance     Earned       Rate           Balance     Earned      Rate
                                                         -----------------------------------     ----------------------------------
                                                                                   (Dollars in Thousands)
INTEREST EARNING ASSETS:
    Loans:
       Residential mortgage                                $207,936     $11,480      7.36%         $205,677     $12,081     7.83%
       Commercial mortgage                                  176,574      10,481      7.91%          168,309      11,004     8.72%
       Construction                                           6,648         415      8.33%           18,329         916     6.67%
                                                           --------     -------                    --------     -------
                Total real estate loans                     391,158      22,376      7.63%          392,315      24,001     8.16%
       Commercial business                                   62,783       4,115      8.74%           50,031       3,252     8.67%
       Consumer loans:
              Home Equity                                     7,581         448      7.89%            9,338         604     8.63%
              Other                                          31,065       2,024      8.69%           19,094       1,165     8.13%
                                                           --------     -------                    --------     -------
                Total consumer loans                         38,646       2,472      8.53%           28,432       1,769     8.30%
                                                           --------     -------                    --------     -------
                Total Loans                                 492,587      28,963      7.84%          470,778      29,022     8.22%
       Loans held for sale                                    5,914         341      7.68%            6,750         344     6.80%
       Securities held for investment                         2,909         172      7.87%            3,813         228     7.99%
       Securities available for sale (at amortized cost)
              Taxable                                       121,543       4,811      5.28%           73,670       3,295     5.96%
              Tax-exempt                                     56,248       2,442      5.79%           47,006       2,124     6.03%
                                                           --------     -------                    --------     -------
                Total securities available for sale (at     177,791       7,253      5.44%          120,676       5,419     5.99%
                   amortized cost)
              Federal funds sold and other short term
                investments                                  53,315       1,947      4.87%           36,130       1,509     5.57%
                                                           --------     -------                    --------     -------

                 Total earning assets                       732,516      38,676      7.04%          638,147      36,522     7.63%

INTEREST BEARING LIABILITIES:
    Deposits:
       NOW and Super NOW accounts                            79,684       1,308      2.19%           76,943       1,268     2.20%
       Money market deposit accounts                         18,141         407      2.99%           13,566         312     3.07%
       Savings accounts                                     196,847       4,215      2.85%          194,578       4,808     3.29%
       Time deposits accounts                               248,010       9,440      5.07%          266,673      11,135     5.57%
       Conversion funds in escrow                            12,090         253      2.79%                0           0     0.00%
        Escrow accounts                                       2,883          38      1.76%            3,309          35     1.42%
                                                           --------     -------                    --------     -------
                Total interest-bearing deposits             557,655      15,661      3.74%          555,069      17,558     4.22%
    Borrowings:
         Securities sold under agreement to repurchase        3,518          83      3.14%              978          20     2.76%
         Short-term borrowings                               10,785         200      4.86%                0           0     0.00%
         Long term-debt                                      39,421       1,944      5.82%            4,660         206     5.89%
                                                           --------     -------                    --------     -------
                Total borrowings                             53,724       2,227      5.54%            5,638         226     5.34%
                                                           --------     -------                    --------     -------
                  Total interest-bearing liabilities        611,379      17,888      3.90%          560,707      17,784     4.23%

    Net interest spread                                                              3.14%                                  3.40%

    Net interest income / net interest margin                            20,788      3.78%                       18,738     3.92%
                                                                        =======                                 =======

    Ratio of interest earning assets to
      interest bearing liabilities                                                 119.81%                                113.81%

    Tax equivalent adjustment                                               868                                     732
                                                                        -------                                 -------

    Net interest income as per consolidated financial statements        $19,920                                 $18,006
                                                                        =======                                 =======


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

GENERAL

For the nine months ended June 30, 1999, the Company recorded net income of $314,000 as compared to net income of $1.5 million for the nine months ended June 30, 1998. The net decrease was primarily the result of the $2.5 million after tax nonrecurring charge for the contribution of stock to the Foundation. The Company's annualized return on average assets for the nine months ended June 30, 1999 was 0.05%, as compared to 0.30% for the nine months ended June 30, 1998. The annualized return on average equity was 0.38% for the nine months ended June 30, 1999, as compared to 2.74% for the nine months ended June 30, 1998.

NET INTEREST INCOME

Net interest income on a tax equivalent basis for the nine months ended June 30, 1999, was $20.8 million, an increase of $2.1 million, or 10.9%, when compared to the nine months ended June 30, 1998. The increase was principally the result of a $94.4 million increase in average interest earning assets, which was funded primarily by the net proceeds received from the Company's initial public offering, as well as an increase in average borrowings.

Interest income on a tax equivalent basis for the nine months ended June 30, 1999, was $38.7 million, an increase of $2.2 million, or 5.9%, over the comparable nine month period in 1998. The increase was primarily attributable to the $94.4 million increase in average interest earning assets, which more than offset the 59 basis point decline in average yield on interest earning assets.

The increase in interest earning assets was primarily the result of a $12.8 million increase in average commercial business loans, a $10.2 million increase in average consumer loans as a result of a direct-mail marketing campaign, and a $60.2 million increase in average securities available for sale, primarily in short-term government agency discount bonds and tax-exempt municipals, maturing in one year or less. The average yield on available for sale securities was down 55 basis points over the comparable period in 1998, however it was higher than the 4.87% average yield on federal funds sold while still offering the liquidity to fund higher yielding loans.

The Company increased its average investment in available for sale tax-exempt municipal securities by $9.2 million over the comparable period in 1998. The average tax equivalent yield on tax-exempt municipal securities was 5.79%, down from 6.03% over the nine month period ended June 30, 1998 and 92 basis points higher than the 4.87% average yield on federal funds sold.

Interest expense for the nine months ended June 30, 1999 was $17.9 million, an increase of $104,000, or .58%. The increase was principally related to a $50.7 million increase in average interest bearing liabilities, up from the $560.7 million for the comparable period in 1998. The average rate paid on interest bearing liabilities was 3.90%, down 33 basis points from the 4.23% average rate paid in 1998. The decrease in cost of funds was primarily attributable to the decreases for savings accounts and time accounts of 44 and 50 basis points, respectively.

The Company's average borrowings were up $48.1 million from the $5.6 million in average borrowings for the nine months ended June 30, 1998. The increase is principally the result of additional borrowings with the FHLB, of which $30.0 million were long term fixed rate advances, $11.0 million were convertible advances, and $5.7 million were short term fixed rate borrowings. The borrowings were used primarily to fund the growth in interest earning assets.
There were no new advances in the comparable nine month period.

The Company's net interest margin was 3.78% for the nine months ended June 30, 1999, down 14 basis points compared to 3.92% for the comparable period of the prior year. The decrease was principally the result of a 59 basis point decline in the average yield on interest earning assets. This was primarily caused by a 38 basis point decline in the average yield on loans as competition for market share remained strong, interest rates were at historical lows, and borrowers refinanced into longer term fixed-rate loans. The Company also experienced a 55 basis point decline in the average yield on available for sale securities, principally the result of an increase in available for sale government agency securities, with short term maturities and lower yields than other long-term investment securities. The Company expects to use the proceeds of these maturing securities to fund its loan originations.

For more information on average balances, interest, yield and rate, please refer to Table No.2 included in this quarterly report.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $2.4 million for the nine months ended June 30, 1999 , a decrease of $596,000, or 19.7% from the comparable nine month period. The decrease in provision was primarily attributable to a reduction in non-performing loans of $3.2 million, from $11.6 million at September 30, 1998 to $8.4 million at June 30, 1999. The allowance for loan losses provides coverage of 121.3% of non-performing loans at June 30, 1999, as compared to 70.9% as of September 30, 1998. Offsetting the decrease in non-performing loans was an increase of $380,000, or 45.9%, in net charge-offs to $447,000 for the nine months ended June 30, 1999 compared to the same period in 1998.

In addition, as noted above the credit risk profile of the Company's loan portfolio continues to change as an increasing percentage of the total loan portfolio is comprised of higher credit risk loan types, such as commercial real estate and commercial business loans.

NON-INTEREST INCOME

Non-interest income was $2.2 million for the nine months ended June 30, 1999, an increase of $315,000, or 16.3% from the comparable nine month period. The increase was principally due to a $108,000 increase in net gains from mortgage loan sales, a related $93,000 increase in loan servicing fees, and a $162,000 increase in trust income. Offsetting the increase was a $105,000 decrease in other income, which consisted primarily of $25,600 in Nationar recoveries and $50,000 related to a settlement of a commercial real estate loan in the nine month period ended

June 30, 1998. No such income was recognized in 1999. The increase in net gains on mortgage loan sales is a result of the sale of $51.0 million in fixed rate residential loans in the secondary mortgage market for the nine months ended June 30, 1999, up from $44.0 million for the comparable nine month period.

NON-INTEREST EXPENSE

Non-interest expense for the nine months ended June 30, 1999, was $20.2 million, an increase of $5.2 million, or 35.2%, over the comparable nine month period. The increase was primarily attributable to compensation and employee benefits expense, the cost of the stock contribution to the Foundation, Year 2000 remediation expenses, and other real estate owned expense.

Compensation and employee benefits expense increased by $197,000, to $8.0 million for the nine months ended June 30, 1999. The increase was primarily from recording expenses for its ESOP and the supplemental retirement plan which benefits certain executive officers.

Contribution expenses increased to $4.4 million for the nine months ended June 30, 1999 compared to $114,000 for the comparable nine month period. The increase was principally the $4.1 million cost of the stock contribution to the Foundation.

Other expense increased to $2.4 million for the nine months ended June 30, 1999, from the $2.3 million for the comparable nine month period. The increase was principally the result of $382,000 for Year 2000 remediation expenses which occurred in the three months ended March 31, 1999. The increase was partially offset by a $235,000 reduction in expense by one of the Bank's subsidiaries for operating costs incurred in the nine months ended June 30, 1998 and not incurred in the nine months ended June 30, 1999.

Other real estate owned expenses increased $336,000, primarily the result of a write-down in the three months ended March 31, 1999 of two properties secured by commercial real estate as determined by management's assessment of their fair market values.

INCOME TAX EXPENSE

Income tax benefit for the nine months ended June 30, 1999, was $741,000, compared to income tax expense of $506,000 from the comparable nine month period in 1998. The difference is principally the result of the tax benefit derived from the stock contribution to the Foundation, and the Company's investment in tax-exempt obligations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to generate cash flows to meet present and future financial obligations and commitments. Management monitors its liquidity position on a daily basis to determine that the Company has adequate liquidity to fund loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

The primary sources of funds are loan repayments, borrowings and proceeds from the redemption and maturity of federal funds sold and other short-term securities.

Net cash provided by operating activities was $8.0 million for the nine months ended June 30, 1999, resulting primarily from $5.2 million in net proceeds received from loan sales in excess of loans originated for sale and the increase in other assets as a result of the $1.6 million deferred tax asset related to the stock contribution to the Foundation.

Investing activities used $126.5 million in the nine months ended June 30, 1999 as the Company increased its interest earning assets through the purchase of $63.2 million, net of proceeds on redemptions, maturities and sales of available for sale securities and $62.6 million in loan originations. Financing activities provided $128.5 million, as the Company experienced increases in deposits, short-term borrowings, and the cash proceeds received from the Company's initial public offering. For more details concerning the Company's cash flows, see "Unaudited Interim Consolidated Statements of Cash Flows."

An important source of the Company's funds is the Bank's core deposits. The Bank's core deposits are defined as demand deposit accounts, money market accounts, and savings accounts, which totaled $332.9 million, or 58.4% of total deposits at June 30, 1999. The Company had $99.5 million in deposits with balances in excess of $100,000 at June 30, 1999.

The Company believes that it will have sufficient funds to meet its current commitments. At June 30, 1999, the Company had commitments to originate loans of $52.9 million. In addition, the Company had undrawn commitments of $8.1 million on home equity lines and other lines, as well as $73.7 million on undrawn commitments to funds commercial business loans. Time deposit accounts scheduled to mature within one year or less at June 30, 1999, totaled $187.1 million, and management believes that a significant portion of such deposits will remain with the Company.

The Company and the Bank are required to maintain minimum regulatory capital ratios. The following is a summary of the Bank's actual capital amounts and ratios at June 30, 1999, compared to the FDIC minimum capital requirements:


                                        ACTUAL                            MINIMUM
                            -------------------------------    ------------------------------
                               AMOUNT           PERCENT           AMOUNT          PERCENT
                                                  (DOLLARS IN THOUSANDS)
Leverage (Tier I) Capital      $119,875           15.42%          $31,092          4.00%
Risk-based capital
     Tier I                     119,875           20.51%           23,377          4.00%
     Total                      127,180           21.76%           46,753          8.00%



At June 30, 1999, the Company's Tier 1 leverage ratio, as defined in regulatory guidelines, was 21.67%. At June 30, 1999, the Company's Tier 1 capital-to-risk-weighted assets ratio was 30.44%, and the total capital-to-risk-weighted assets ratio was 31.69%.

YEAR 2000

The Company's progress on its Year 2000 issue is continuing. The Company's primary service provider completed its Year 2000 readiness testing during 1998 and the Company conducted its testing during the quarter ended March 31, 1999 incurring a $120,000 "validation" fee. During the quarter, the Company tested all of its mission critical systems, and processed transactions with dates up through and including March 31, 2000. The results of the Company's tests showed no significant exceptions. The Company incurred $24,000 in costs during the quarter ended March 31, 1999 to contract with an independent technology consultant to provide verification and validation of the Company's risk and cost estimates, systems testing and contingency plans. The results of the study showed no significant exceptions, as well. During the three months ended March 31, 1999 the Company also incurred Y2K remediation expenses of $158,000 for system upgrades, $40,000 for contingency planning, and $40,000 for customer awareness programs.

The Company's investment subsidiary changed its primary service provider during the quarter ended June 30, 1999. The Company is monitoring the year 2000 readiness of this provider and anticipates that there will be no significant exceptions.

The Company's mission critical systems have been tested and are certified as year 2000 compliant at June 30, 1999, and the Company expects all others to be tested and compliant by September 30, 1999. The Company is also monitoring the year 2000 readiness of major vendors for which the Company is reliant upon for bank operations.

The Company expects that when the century changes, any disruption in service will come not from a failure of its systems or the systems of the providers with whom it interfaces, but rather from outside agencies ( i.e., electric and telephone companies ) beyond its control. Therefore, contingency planning and business resumption planning will be based on the Company's formal Disaster Recovery Program, which includes using such things as emergency power generation or reverting to manual systems until problems can be corrected.

The Company has written a Disaster Recovery Program and Year 2000 Contingency Plan, and management expects to test the plan before September 30, 1999. The Company is also undertaking various customer awareness programs, such as posted statements, mailing of FDIC brochures, and anticipates providing information through its website.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or
phrases  "will  likely  result",   "are  expected  to",  "will  continue",   "is
anticipated", "estimate", "project","believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company's assets and liabilities, are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to the following:

o Deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate;

o the effect of certain customers and vendors of critical systems or services failing to adequately address issues relating becoming Year 2000 compliant;

o changes in market interest rates or changes in the speed at which market interest rates change;

o      changes in laws and regulations affecting the financial service industry;

o      changes in competition; and

o      changes in consumer preferences.

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

The Company does not undertake, and specifically disclaims any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Interest rate risk can be defined as exposure to movement in interest rates that could have an adverse effect on the Company's net interest income. Interest rate risk arises naturally from the imbalance in repricing, maturity and/or cash flow characteristics of assets and liabilities. When interest bearing liabilities mature or reprice on a different basis than interest earning assets in a given period, a significant increase in market rates of interest could adversely effect net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest bearing liabilities, a significant decline in market rates of interest could decrease net interest income.

In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. Management's asset liability management committee ("ALCO") meets at least monthly to review consolidated balance sheet structure, formulate strategy in light of expected economic conditions and review performance against guidelines established to control exposure to the various types of inherent risk. ALCO reports the interest rate risk position to the Board of Directors on a quarterly basis. ALCO also evaluates the overall risk profile and determines actions to maintain and achieve a posture consistent with policy guidelines. The Company cannot predict the future movement of interest rates, and such movement could have an adverse impact on the Company's consolidated financial condition and results of operations.

The Company  manages its exposure to interest rate risk in the following ways:

* emphasizing the origination of adjustable rate mortgage loans, and to a lesser extent commercial real estate, commercial business and consumer loans;

* selling substantially all of its fixed rate residential mortgage loans in the secondary market;

* utilizing FHLB advances to better structure the maturities of interest rate sensitive liabilities;

* investing in short-term securities which better position the Company for increases in interest rates.

In order to reduce the interest rate risk associated with the portfolio of conventional mortgage loans held for sale, as well as outstanding loan commitments and uncommitted loan applications with rate lock agreements which are intended to be held for sale, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis, and may also enter into option agreements.

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

           Not applicable

ITEM 2 -  CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not applicable

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable

ITEM 5 -  OTHER INFORMATION

           Not applicable


ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

                   27.   Financial Data Schedule

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ending June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TROY FINANCIAL CORPORATION
                                                (Registrant)


Date:   August  13, 1999               /s/ Daniel J. Hogarty, Jr.
                                      ------------------------------------------
                                      Daniel J. Hogarty,  Jr.
                                      Chairman of the Board, President and
                                       Chief Executive Officer



                                      /s/ Edward M. Maziejka, Jr.
                                      ------------------------------------------
                                      Edward M. Maziejka, Jr.
                                      Vice President and Chief Financial Officer