Form 10-K
period 1999-09-30
TROY FINANCIAL CORP
filed 1999-12-30
CIK 1075046

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-K

                                 ---------------

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER: 00-25439

                                 ---------------

                           TROY FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      DELAWARE                     16-1559508
         (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER
          INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

                  32 SECOND STREET
                   TROY, NEW YORK                     12180
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)        (ZIP CODE)

                                 (518) 270-3313
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                (NOT APPLICABLE)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                   COMMON STOCK ($0.0001 PAR VALUE PER SHARE)


     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Based upon the closing price of the registrant's common stock as of December 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant is $109.8 million.

     The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is:

                CLASS: COMMON STOCK, PAR VALUE $0.0001 PER SHARE
               OUTSTANDING AT DECEMBER 1, 1999: 11,511,921 SHARES

                       Documents incorporated by reference

(1) Portions of the Definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on February 10, 2000 are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

ITEM 1. BUSINESS

                     BUSINESS OF TROY FINANCIAL CORPORATION

     Troy Financial Corporation ("Troy Financial") is a Delaware corporation that has registered with the Federal Reserve as the bank holding company for The Troy Savings Bank (the "Bank"). Troy Financial's primary business is the business of the Bank and the Bank's subsidiary companies. Troy Financial and the Bank are collectively referred to as the "Company".

     Presently, Troy Financial has no plans to own or lease any property, but instead uses the premises and equipment of the Bank. Troy Financial does not employ any persons other than certain officers of the Bank who are not separately compensated by Troy Financial. Troy Financial may utilize the support staff of the Bank from time to time, if needed, and additional employees will be hired as appropriate to the extent Troy Financial expands its business in the future.

     Troy Financial is subject to regulation and supervision by the Federal Reserve. See "--Regulation."

     The Troy Savings Bank is a community oriented savings bank headquartered in Troy, New York. The Bank operates through 14 full service branch offices in a six county market area. As a full service financial institution, the Bank places a particular emphasis on residential and commercial real estate loan products, as well as retail and business banking products and services. The Bank and its subsidiaries also offer a complete range of trust, insurance and investments services, including securities brokerage, annuity and mutual funds sales, money management and retirement plan services, and other traditional investment/brokerage activities to individuals, families and businesses throughout the six New York State counties of Albany, Saratoga, Schenectady, Warren, Washington and Rensselaer, the county in which Troy is located.

     The Company's goal is to be the primary source of financial products and services for its business and retail customers. The Company's business strategy is to serve as a community based, full-service financial services firm by offering a wide variety of business and retail banking products, and trust, insurance, investment management and brokerage services to its potential and existing customers throughout its market area. In addition, Troy Financial intends to establish or acquire a commercial bank and trust company that can accept municipal deposits to complement the Company's municipal investment activities.

     The Company delivers its products and services and interacts with its customers primarily through its 14 branches and 15 proprietary automated teller machines ("ATMs") and its 24-hour telephone banking service ("Time$aver"). The Company's branches are staffed by managers, branch operations supervisors and customer sales and service representatives ("CSSRs") who are trained and encouraged to market and service the Company's products and services, including those of the Company's subsidiaries.

     The Bank is subject to regulation, examination and supervision by the FDIC and the New York State Banking Department ("NYSBD"), and is a member of the Federal Home Loan Bank System ("FHLB System"). The Bank's deposits are insured by the FDIC to the maximum extent provided by law. See "--Regulation."

LENDING ACTIVITY

     The Company focuses its lending activity primarily on the origination of commercial real estate loans, commercial business loans, residential mortgage loans and consumer loans. The types of loans that the Company may originate are subject to federal and state law and regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve, legislative tax policies and governmental budget matters. All loan approval decisions are made locally, by individual loan officers or loan committees, depending upon the size of the loan, and the Company responds to all loan requests in a prompt and timely manner.

     LOAN PORTFOLIO COMPOSITION. At September 30, 1999, the Company's loan portfolio totaled $566.9 million, or 62.0% of total assets, and consisted primarily of single family residential mortgage loans and commercial real estate loans, as well as construction loans, commercial business loans and consumer loans.

     The commercial real estate loan portfolio totaled $216.7 million, or 38.2% and 23.7% of the Company's loans and total assets, respectively, at September 30, 1999. Approximately 75% of the loans are secured by properties located in the Company's six county market area, and an additional 11% are secured by properties located in the New York City area. Approximately 26% of the properties securing the loans are apartment buildings and cooperatives, 26% are office buildings and warehouses and 17% are retail buildings. The Company's commercial real estate loans range in size from $89,000 to $10.0 million, and the median outstanding principal balance at September 30, 1999 was approximately $230,000. The 20 largest commercial real estate loans range in size from $2.8 million to $10.0 million, and the Company had 55 loans with outstanding balances of more than $1.0 million at September 30, 1999. The Company's largest commercial real estate exposure at September 30, 1999 involving a single entity was $27.0 million to a local real estate investor and related real estate interests with whom the Company has had a fourteen year relationship.

     The commercial business loan portfolio totaled $66.3 million, or 11.7% of the Company's loans and 7.2% of total assets, at September 30, 1999, and includes fixed and adjustable rate loans and adjustable rate lines of credit to a diverse customer base which includes manufacturers, wholesalers, retailers, service providers, educational institutions and government funded entities. The Company's commercial business loans range in size from $10,000 to $10.0 million, with an average principal balance outstanding of approximately $151,000 as of September 30, 1999. The Company's 20 largest commercial business loans at that date ranged in terms of total exposure, including outstanding balances and unfunded commitments, from $2.0 million to $10.0 million.

     The Company's portfolio of single family residential mortgage loans totaled $221.7 million, or 39.1% of loans and 24.2% of total assets, at September 30, 1999, and consisted primarily of fixed rate and adjustable rate loans secured by detached, single family homes located in the Company's market area, as well as secured home equity and home improvement loans. As of September 30, 1999, the Company's largest single family residential mortgage loan had an outstanding balance of $744,000. As of that date, the typical residential mortgage loan held by the Company in its portfolio had an average principal balance of approximately $80,000, an initial loan-to-value ("LTV") ratio of 80% and was secured by a detached, single family home.

     The consumer loan portfolio totaled $48.9 million, or 8.6% of the Company's loans and 5.3% of total assets, at September 30, 1999. The Company's consumer loan portfolio includes home equity lines of credit, fixed rate consumer loans, overdraft protection and "Creative Loans", which start with a modest below market interest rate that increases each year. The Company's home equity lines of credit and Creative Loans represented 13.9% and 18.9% of the Company's consumer loan portfolio, respectively, at September 30, 1999. Personal fixed rate loans originated through direct mail marketing programs represented $21.3 million, or 43.6% of the Company's consumer loan portfolio at September 30, 1999.

     The following table presents the composition of the Company's loan portfolio, excluding loans held for sale, in dollar amounts and percentages at the dates indicated.


                                                                         AT SEPTEMBER 30,
                                                   ------------------------------------------------------------------
                                                           1999                   1998                  1997
                                                   --------------------  --------------------- ----------------------
                                                                PERCENT               PERCENT                PERCENT
                                                     AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT     OF TOTAL
                                                   ---------  ----------  --------  ----------  -------    ----------
                                                                         (DOLLARS IN THOUSANDS)
             Real estate loans:
                   Residential mortgage........    $221,721       39.11%  $ 202,511     43.50%  $ 214,638      45.23%
                   Commercial..................     216,700       38.22     166,186     35.69     184,561      38.89
                   Construction................      13,761        2.43      10,052      2.16      15,508       3.27
                                                   --------    ---------  ---------    -------   ---------     ------
                        Total real estate loans     452,182       79.76     378,749     81.35     414,707      87.39
                                                   --------    ---------  ---------    -------   ---------     ------
             Commercial business loans.......        66,274       11.69      45,156      9.70      29,961       6.31
                                                   --------    ---------  ---------    -------   ---------     ------
              Consumer loans:
                   Home equity lines of credit.       6,776         1.20      8,575      1.84       9,883       2.08
                   Other consumer..............      42,081         7.42     33,445      7.18      20,539       4.33
                                                   --------    ---------  ---------    -------   ---------     ------
                        Total consumer loans...      48,857         8.62     42,020      9.02      30,422       6.41
               Net deferred loan fees and costs
               and unearned discount...........   .    (407)       (0.07)      (344)    (0.07)       (501)     (0.11)
                                                   --------    ---------  ---------    -------   ---------     ------
                       Total loans............      566,906       100.00%    465,581    100.00%    474,589     100.00%
               Less:
                   Allowance for loan losses...    (10,764)                  (8,260)                (6,429)
                                                   --------               ---------              ---------
                        Total loans receivable,
                          net..................    $556,142               $ 457,321             $  468,160
                                                   ========               =========              =========

                                                                               AT SEPTEMBER 30,
                                                                 -------------------------------------------
                                                                          1996                   1995
                                                                 ---------------------  --------------------
                                                                               PERCENT               PERCENT
                                                                   AMOUNT     OF TOTAL    AMOUNT    OF TOTAL
                                                                 ----------   --------  ---------   --------
                                                                           (DOLLARS IN THOUSANDS)
                      Real estate loans:
                          Residential mortgage...............    $ 204,879      44.92%  $ 193,720     46.92%
                          Commercial.........................      191,624      42.01     171,830     41.61
                          Construction.......................       12,999       2.85       9,354      2.27
                                                                 ---------     ------   ---------    ------
                               Total real estate loans.......      409,502      89.78     374,904     90.80
                                                                 ---------     ------   ---------    ------
                      Commercial business loans..............       24,762       5.43      19,038      4.61
                                                                 ---------     ------   ---------    ------
                      Consumer loans:
                          Home equity lines of credit........        9,387       2.06       8,620      2.09
                          Other consumer.....................       13,159       2.88      11,140      2.69
                                                                 ---------     ------   ---------    ------
                               Total consumer loans..........       22,546       4.94      19,760      4.78
                      Net deferred loan fees and costs and
                      unearned discount......................         (684)     (0.15)       (790)    (0.19)
                                                                 ---------     ------   ---------    ------
                               Total loans...................      456,126     100.00%    412,912    100.00%
                      Less:
                          Allowance for loan losses..........       (4,304)                (4,297)
                                                                 ---------              ---------
                               Total loans receivable, net...    $ 451,822              $ 408,615
                                                                 =========              =========

     The following table presents, at September 30, 1999, the dollar amount of all loans in the Company's portfolio, excluding loans held for sale, and contractually due after September 30, 2000, and whether such loans have fixed or adjustable interest rates.

                                                                             DUE AFTER
                                                                         SEPTEMBER 30, 2000
                                                                       -----------------------
                                                                         AMOUNT      PERCENT
                                                                       ----------   ----------
                                                                       (DOLLARS IN THOUSANDS)
                                      FIXED:
                                           Residential mortgage...     $ 160,514      31.54%
                                           Commercial mortgage....       127,871      25.13
                                           Construction...........           ---         --
                                                                       ---------    --------
                                                Total real estate
                                                  loans...........       288,385      56.67
                                           Commercial business....        30,531       6.00
                                      Consumer:
                                           Home equity lines of
                                             credit...............           ---         --
                                           Other consumer.........        30,082       5.91
                                                Total consumer....        30,082       5.91
                                                                       ---------    --------
                                     Total fixed rate loans......        348,997      68.58

                                      ADJUSTABLE:
                                           Residential mortgage...        60,777      11.94
                                           Commercial mortgage....        65,812      12.93
                                           Construction...........           586       0.12
                                                                       ---------    --------
                                                Total real estate
                                                   loans..........       127,175      24.99
                                           Commercial business....        14,608       2.87
                                      Consumer:
                                           Home equity lines of
                                              credit..............         6,776       1.33
                                           Other consumer.........        11,364       2.23
                                                                         -------    -------
                                                Total consumer....        18,140       3.56
                                                                       ---------    --------
                                     Total adjustable rate loans.        159,924      31.42
                                                                       ---------    --------
                                      Total loans.................     $ 508,921     100.00%
                                                                       =========    ========

     Loan Maturity and Repricing. The following table shows the contractual maturities of the Company's loan portfolio at September 30, 1999. The table does not include loans held for sale, and does not take into account possible prepayments or scheduled principal amortization.

                                                                     At September 30, 1999
                                         ---------------------------------------------------------------------------------------
                                                   Real Estate Loans                              Home
                                         --------------------------------------                  Equity
                                         Residential                              Commercial      Lines       Other
                                          Mortgage     Commercial  Construction    Business     of Credit   Consumer       Total
                                          --------     ----------  ------------    --------     ---------   --------       -----
                                                                          (In thousands)
 Amounts due:
     Within one year...............      $    430       $ 23,017     $ 13,175      $ 21,135     $    --     $   635     $  58,392
 After one year:
     More than one year to five years       2,872         90,040          586        17,507          --      32,799       143,804
     More than five years to ten
       years........................       27,042         80,970           --        20,884       6,776       6,312       141,984
     More than ten years to twenty
       years........................       93,738         22,532           --         6,410          --       2,335       125,015
     More than twenty years........        97,639            141           --           338          --          --        98,118
                                       ----------       --------     --------      --------     -------     -------     ---------
         Total due after
          September 30, 2000........      221,291        193,683          586        45,139       6,776      41,446       508,921
                                       ----------       --------     --------      --------     -------     -------     ---------
           Total amount due........      $221,721       $216,700     $ 13,761      $ 66,274     $ 6,776     $42,081     $ 567,313
                                       ==========       ========     ========      ========     =======     =======     ---------
 Less:
     Net deferred loan fees and
        costs and unearned discount..                                                                                        (407)

     Allowance for loans losses....                                                                                       (10,764)
                                                                                                                         ---------
       Loans receivable, net.......                                                                                     $ 556,142
                                                                                                                        =========

     The Company generally does not purchase loans from other financial institutions. The Company does, however, sell or enter into commitments to sell certain of its fixed rate mortgage loans to Freddie Mac, as well as to other parties. Historically the Company has sold substantially all of its 15- and 30-year conforming fixed rate mortgage loans into the secondary mortgage market. During 1999 and 1998 the Company sold $46.7 million and $44.5 million of fixed rate mortgage loans into the secondary mortgage market. In late fiscal year 1998, the Company began to hold certain 15-year fixed rate mortgage loans in its loan portfolio. In order to reduce the interest rate risk associated with mortgage loans held for sale, as well as outstanding loan commitments and uncommitted loan applications with rate lock agreements which are intended to be held for sale, the Company enters into formal commitments to sell loans in the secondary market, and may also enter into option agreements. The Company typically retains servicing rights on loans sold in order to generate fee income. As of September 30, 1999, the Company was servicing mortgage loans for others, with an aggregate outstanding principal balance of $230.6 million.

     The following is a more detailed discussion of the Company's current lending practices.

     Commercial Real Estate Lending. The Company originates commercial real estate loans primarily in its six county market area, as well as New York City and northern New York, and to a lesser extent in other states. Approximately 11%, 9% and 6%, respectively, of the Company's commercial real estate loans are secured by real estate located in New York City, primarily Manhattan, Brooklyn and the Bronx; northern New York; and states other than New York. At September 30, 1999, the Company's commercial real estate loan portfolio by sector is as follows: 36% in apartment buildings and cooperatives; 29% in office and warehouse buildings; 19% in retail buildings; 4% in buildings owned by non-profit organizations; 4% in the hospitality industry; and 8% in other property types.

     The volume of the Company's commercial real estate lending increased substantially in fiscal 1999 after relatively consistent activity in the prior two years. The Company has originated $105.2 million, $27.4 million and $30.5 million of new loans in fiscal years 1999, 1998 and 1997, respectively. As part of the Company's commercial real estate lending marketing effort, the Company's commercial real estate loan officers call on prospective borrowers, follow up on branch walk-ins and referrals and interact with representatives of the local real estate industry.

     In addition to developing business, the Company's commercial real estate loan officers are responsible for the underwriting of commercial real estate loans. The Company's underwriting standards focus on a review of the potential borrower's cash flow, LTV ratios and rent-rolls, as well as the borrower's leverage and working capital ratios, the real estate securing the loan, personal guarantees and the borrower's other on-going projects. In general, the Company seeks to underwrite loans with an LTV ratio of 75% or less, although under certain circumstances it will accept an LTV ratio of up to 90%.

     The Company assigns each commercial real estate loan a risk rating which focuses on the loan's risk of loss. Following the loan officer's initial underwriting and preparation of a credit memorandum, the loan file is reviewed by the Vice President and Director of Commercial Real Estate Lending who then has authority to approve the loan if the loan amount is less than $100,000, in the case of unsecured loans, and less than $227,150, in the case of loans secured by commercial real estate. Unsecured loans between $100,000 and $1.5 million and secured loans between $227,000 and $1.5 million require approval of the Company's Commercial Mortgage Credit Committee. All loans in excess of $1.5 million require approval of the Loan Committee of the Board of Directors.

     The commercial real estate loan officers are also responsible for monitoring the Company's portfolio of commercial real estate loans on an on-going basis, which includes reviewing annual financial statements, verification that loan covenants have not been violated and property inspections. In addition, the Company employs an annual review process in which an outside consultant, who was previously the director of commercial lending for a large New York commercial bank, reviews 75% to 80% of the Company's commercial real estate portfolio to confirm the Company's assigned risk rating and to review the Company's overall monitoring of the loan portfolio.

     Commercial Business Lending. Since 1993, the Company has actively sought to originate commercial business loans in its market area. During the year-ended September 30, 1999, the Company originated $52 million of commercial business loans. The Company's commercial loans generally range in size up to $10.0 million, and the borrowers are located within the Company's market area. The Company offers both fixed rate loans, with terms ranging from three to seven years, and adjustable rate lines of credit. As of September 30, 1999, 40.0% of the Company's outstanding commercial loan portfolio consisted of variable rate loan products. As a general rule, the Company sets the interest rates on its loans based on the Company's prime rate or other index rates, plus a premium, and its variable-rate loans reprice at least every 90 days. The Company's commercial loans includes loans used for equipment financing, working capital and accounts receivable, and these loans are made to a diverse customer base which includes manufacturers, wholesalers, retailers, service providers, educational institutions and government funded entities.

     The Company solicits commercial loan business through its commercial loan officers who call on potential borrowers and follow-up on referrals from other Company employees. The commercial loan officers market the Company's commercial loan products by focusing on the Company's competitive pricing, the Company's reputation for service and the Company's ties to the local business communities. In many cases, the Company's senior management, including the President, will meet with prospective borrowers.

     The Company also has a small business lending program whereby the Company lends money to small, locally owned and operated businesses. During the year-ending September 30, 1999, the Company originated 124 new small business loans of up to $50,000, and as of September 30, 1999, the Company had over $14.0 million of such loans outstanding. Many of the Company's small business loans are secured by cash collateral or marketable securities or are guaranteed by the Small Business Administration.

     In addition to developing business, the Company's commercial loan officers are responsible for the underwriting of the commercial loans and the monitoring of the ongoing relationship between the borrower and the Company. Following the loan officer's initial underwriting and preparation of a credit memorandum, the potential loan is reviewed by the Vice President and Director of Commercial Lending who then has authority to approve the loan if the loan amount is less than $100,000. Loans between $100,000 and $1.0 million require approval of the Company's Commercial Loan Credit Committee, and loans in excess of $1.0 million require approval of the Loan Committee of the Board of Directors. The Company's underwriting standards focus on a review of the potential borrower's cash flow, as well as the borrower's leverage and working capital ratios. To a lesser extent, the Company will consider the collateral securing the loan and whether there is a personal guarantee on the loan.

     To assist with the initial underwriting and ongoing maintenance of the Company's commercial loans, the Company employs the same risk rating system as is used by the Company's commercial real estate loan department. See "-- Commercial Real Estate Lending." At the time a loan is initially underwritten, as well as every time a loan is reviewed, the Company assigns a risk rating.

     The Company monitors its commercial loan portfolio by closely watching all loans with a risk rating which indicates certain adverse factors, such as debt ratios or cash flow issues. In addition, the Company receives delinquency reports beginning on the 10th of every month. If a loan payment is more than 20 days late, then the commercial loan officer begins active loan management, which initially will include calling the borrower or sending a written notice. Moreover, because the Company's lines of credit expire every 12 months, or five months after the borrower's fiscal year end, and the borrower is required to renew the line of credit at such time, the Company, in effect, reunderwrites the loan annually. Because a term loan often includes a line of credit, the status of the borrower and loan is reviewed annually because of the line of credit review. In all reviews, the Company analyzes the borrower's most current financial statements, and in some cases will visit the borrower or inspect the borrower's business and properties.

     Single Family Residential Lending. During the year ending September 30, 1999, the Company originated $95.8 million of single family residential real estate loans. Substantially all of the Company's residential mortgage loans were originated through the Family Mortgage Banking Co., Inc. (the "FMB"), the Company's mortgage banking subsidiary. FMB currently employs six loan counselors who are responsible for developing the Company's mortgage business by meeting with referrals, networking with representatives of the local real estate industry and sponsoring home buying seminars. In addition, the Company's CSSRs are trained to refer potential mortgage customers to FMB. Although FMB meets with applicants and assists with the application process, the Company handles the processing, underwriting, funding and closing of all residential mortgage loans. The single family residential mortgage loans not originated through FMB generally are originated through independent mortgage brokers or by the Company.

     The Company currently makes a variety of fixed rate and adjustable rate ("ARMs") mortgage loans which are secured by one- to four-family residences located in the Company's six county market area. The Company offers mortgage loans that conform to Freddie Mac guidelines, as well as jumbo loans, which presently are loans in amounts over $227,150, and loans with other non-conforming features. The Company will underwrite a single family residential mortgage loan with an LTV ratio of up to 95% with private mortgage insurance, and the Company's fixed rate mortgages generally have maturities of 10 to 30 years.

     The Company offers a variety of ARM programs based on market demand. The Company generally amortizes an ARM over 30 years. On select ARMs, the Company offers a conversion option, whereby the borrower, at his or her option, can convert the loan to a fixed interest rate after a predetermined period of time, generally 10 to 57 months. Interest rates are generally adjusted based on a specified margin over the Constant Treasury Maturity Index. Interest rate adjustments on such loans are limited to both annual adjustment caps and a maximum adjustment over the life of the loan. The origination of ARMs, as opposed to fixed rate loans, helps to reduce the Company's exposure to increases in interest rates. During periods of rising interest rates, however, ARMs may increase credit risks not inherent in fixed rate loans, primarily because, as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. The annual and lifetime adjustable caps do however help to reduce such risks. The volume and type of ARMs originated through FMB are affected by numerous market factors, including the level of interest rates, competition, consumer preferences and the availability of funds. At September 30, 1999, the Company held $55.5 million of ARMs in its loan portfolio, most of which were one-year ARMs.

     Single family residential loans are generally underwritten according to Freddie Mac guidelines. The Company requires borrowers who obtain mortgage loans with an LTV ratio greater than 80% to obtain private mortgage insurance in an amount sufficient to reduce the Company's exposure to not more than 80% of the lower of the purchase price or appraised value. In addition, the Company requires escrow accounts for the payment of taxes and insurance if the LTV ratio exceeds 80%, but will permit borrowers to request an escrow account waiver if the LTV ratio is less than 80%. Substantially all mortgage loans originated by the Company include due-on-transfer clauses which provide the Company with the contractual right to deem the loan immediately due and payable, in most instances, if the borrower transfers ownership of the property without the Company's consent. The Company's staff underwriters have authority to approve loans in amounts up to $227,150. Loans between $227,150 and $1.0 million require the approval of the Company's Commercial Mortgage Credit Committee, and loans in excess of $1.0 million require the approval of the Loan Committee of the Board of Directors.

     In an effort to help low and moderate income home buyers in the Company's communities, the Company participates in residential mortgage programs and products sponsored by the State of New York Mortgage Agency ("SONYMA") and the Federal Housing Authority ("FHA"). SONYMA and FHA mortgage programs provide low and moderate income households with smaller down payment and below-market rate loans. The Company typically sells the SONYMA loans back to SONYMA for sale in the secondary market. The Company is also a charter member of the Capital District Affordable Housing Partnership, a local lending consortium which makes mortgage funds available to home buyers who are unable to obtain conventional financing. The Company participates in the Capital District Community Loan and the FHLB Home Buyer's Club. In the past five years, the Company has also made available to low-to-moderate income first-time home buyers over $15 million of conventional no down payment mortgages for its loan portfolio.

     To complement the Company's portfolio of residential mortgage loan products, the Company also originates fixed rate home equity mortgage loans. These loans are secured by a first or second mortgage on the owner-occupied property. During fiscal 1999, the Company originated $7.8 million of home equity mortgage loans. As of September 30, 1999, the average size of the Company's outstanding home equity mortgage loans in its residential mortgage loan portfolio was $19,000.

     Consumer Lending. In addition to the Company's residential mortgage and construction loans, the Company offers a variety of consumer credit products, including home equity lines of credit, variable rate or Creative Loans, fixed rate consumer loans and overdraft protection. The objective of the Company's consumer lending program is to maintain a profitable loan portfolio and to serve the credit needs of the Company's customers and the communities in which it does business, while providing for adequate liquidity, diversification and safe and sound banking practices.

     The Company offers home equity lines of credit in amounts up to $100,000. The home equity lines of credit have fixed interest rates and are available only if the LTV ratio is less than 80%. The Company's Creative Loans begin with a modest below market interest rate which increases each year, and are generally secured by personal property and do not carry prepayment penalties. The average balance on the Company's Creative Loans for fiscal 1999 was $11.1 million.

     The Company's fixed rate consumer loans are typically made to finance the purchase of new or used automobiles. In such cases, the Company offers 100% financing on new automobiles with terms available up to 60 months and 80% financing on used automobiles with loan terms dependent upon the year of vehicles. The Company also offers unsecured lines of credit or overdraft protection to credit qualified depositors who maintain checking accounts with the Company. In addition to covering overdrafts on checking accounts, these unsecured lines of credit are accessible to borrowers from ATMs throughout the world.

     The Company markets its consumer credit products through its branches, local advertisements and direct mailings. Applications can be completed at any branch of the Company, and in most cases, the Company will respond to a customer's completed credit application within 24 hours, including the funding of the loan if the borrower is approved. Individual authority to approve consumer loans varies by the amount of the loan and whether it is real estate related. Consumer loans are underwritten according to the Company's Consumer Loans Underwriting practices, and loan approval is based primarily on review of the borrower's employment status, credit report and credit score.

     Construction Lending. The Company offers residential construction loans to individuals who are constructing their own homes in the Company's market area. Generally, the builders utilized by the Company's construction loan borrowers are ones with whom the Company is familiar and has a long-standing relationship. The Company's loan administration group monitors the periodic disbursements of all construction loans, and before advances are made the Company's independent appraisers provide reports comparing the progress of the construction to the preconstruction schedule. In many cases, the Company converts construction loans to traditional residential or commercial mortgage loans, as the case may be, following completion of construction. During the year ended September 30, 1999, the Company originated $6.5 million of residential construction loans. Residential construction loans outstandings are reported with residential mortgage loans. As of September 30, 1999, the Company had $13.8 million of commercial real estate construction loans outstanding, or 2.4% of the Company's loans and 1.5% of total assets.

     The Company's construction loans generally have terms of up to six months, and require payments of interest only. If construction is not completed on schedule, the Company charges the borrower additional fees in connection with an extension of the loan. The Company's staff underwriters have approval authority of up to $227,150. Loans in excess of $227,150 require approval of the Commercial Mortgage Credit Committee, and loans in excess of $1.5 million require approval of the Loan Committee of the Board of Directors. The Company will not make construction loans in excess of $1.5 million, or greater than 95% of the estimated cost of construction.

     Construction lending generally involves greater credit risk than permanent financing on owner-occupied real estate. The risk of loss is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, compared to the estimated cost, including interest, of construction, and the ability of the builder to complete the project. If the estimate of the value proves to be inaccurate, then the Company may be confronted with a project that, when completed, has a value which is insufficient to assure full repayment of the loan.

     The Company also makes construction loans on commercial real estate projects where the borrowers are well known to the Company and have the necessary liquidity and financial capacity to support the projects through to completion, and where the source of permanent financing, either the Company or another institution, can be verified. All commercial real estate construction lending is done on a recourse basis. As of September 30, 1999, the Company had $13.8 million of commercial real estate construction loans outstanding, or 2.4% of the Company's loans and 1.5% of total assets.

     Loan Review. As part of the portfolio monitoring process, all commercial business loans, regardless of size, and all commercial real estate loans over $750,000 are subjected to an annual detailed loan review process. All classified loans (see below) in both portfolios are subjected to this process quarterly. Current financial information is analyzed and the loan rating is evaluated to determine if it still accurately represents the level of risk posed by the credit. These reviews are then reviewed by an outside consultant who opines on the reasonableness of the loan officers' conclusions with respect to the loan's risk rating and the related allowance for loan loss, if any. For the classified loans, these quarterly reviews and review by the consultant are complemented by a quarterly loan officers' meeting with the consultant and the Company's Chief Credit Officer. The conclusions reached at these meetings become an integral part of the quarterly analysis of loan loss reserve adequacy.

     Delinquent Loans. It is the policy of the management of the Company to monitor the Company's loan portfolio to anticipate and address potential and actual delinquencies. The procedures taken by the Company vary depending on the type of loan.

     With respect to single family residential mortgage loans and consumer loans, when a borrower fails to make a payment on the loan, the Company takes immediate steps to have the delinquency cured and the loan restored to current status. On the 15th of every month, the Credit Administration Department runs delinquency reports. The Company's collection manager and her staff then contact the borrower by telephone to ascertain the reason for the delinquency and the prospects of repayment. Written notices are also sent at that time. The borrower is again contacted by telephone on the 20th and 26th of the month if payment has not been received. After 30 days another notice is sent and the borrower is reported as delinquent. The Credit Administration Department continues to call the borrower, and if payment has not been received by the 60th day, then another notice is sent informing the borrower that the loan must be brought current within the next 30 days or foreclosure proceedings will be commenced. Generally, the Company does not accrue interest on loans more than 90 days past due. The Company's procedures for single family residential loans which have previously been sold by the Company but which the Company currently services are identical during the first 60 days. After 60 days, the Company follows the Freddie Mac or applicable investor guidelines and timeframes regarding delinquent loan accounts.

     With respect to commercial real estate and commercial business loans, the Credit Administration Department delivers delinquency reports to the respective departments beginning on the 10th of every month. If a loan payment is more than 20 days late, then the loan officer begins active loan management.

     Classified Assets. The Company's classification policies require the classification of loans and other assets such as debt and equity securities, considered to be of lesser quality, as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as "loss" are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. At September 30, 1999, the Company had classified $10.7 million and $10,000 of assets as "substandard" and "doubtful," respectively. At such date, the Company did not have any assets classified as "loss."

     At September 30, 1999, the Company had three lending relationships each with an outstanding principal balance in excess of $1.0 million which had an internal adverse classification. Each of the classified loans was a commercial real estate loan and classified as "substandard." A brief description of the loans follows:

            o One commercial real estate loan with an outstanding principal balance of $2.4 million. The loan is secured by a warehouse industrial property located outside of New York State and is also personally guaranteed. As of September 30, 1999, the loan was on non-accrual status and considered impaired. Subsequent to September 30, 1999, the Company foreclosed on the loan and sold the property.

            o A $1.9 million commercial real estate loan secured by a multi-family residential property located outside of New York State. The property which secures the loan, prior to the borrower's purchase, was the subject of the Company's foreclosure proceedings. As of September 30, 1999, the loan is current and the borrower is seeking to refinance with other financial institutions.

            o Three cross-collateralized commercial real estate loans totalling $1.3 million and secured by multi-family residential apartment projects located in upstate New York outside of the Company's market area. As of September 30, 1999, the loans were on non-accrual status and considered impaired. The Company has begun foreclosure proceedings.

     In addition to classified assets, the Company also has certain "special mention" or "watch list" assets which have characteristics, features or other potential weaknesses that warrant special attention. At September 30, 1999, special mention assets totaled $4.2 million, or 0.46% of total assets.

     Non-Performing Assets. It is the policy of the Company to place a loan on non-accrual status when the loan is contractually past due 90 days or more, or when, in the opinion of management, the collection of principal and/or interest is in doubt. At such time, all accrued but unpaid interest is reversed against current period income and, as long as the loan remains on non-accrual status, interest is recognized only when received, if considered appropriate by management. In certain cases, the Company will not classify a loan which is contractually past due 90 days or more as non-accruing if management determines that the particular loan is well secured and in the process of collection. In such cases, the loan is simply reported as "past due." Loans are removed from non-accrual status when such loans become current as to principal and interest or when, in the opinion of management, the loans are expected to be fully collectible as to principal and interest. The Company did not have any loans classified as 90 days past due and still accruing interest at September 30, 1999. Non-performing loans also include troubled debt restructurings ("TDRs"). TDRs are loans whose repayment criteria have been renegotiated to below market terms (given the credit risk inherent in the loan) due to the borrowers' inability to repay the loans in accordance with the loans' original terms. At September 30, 1999, the Company classified $616,000, or 0.07% of total assets, as TDRs.

     The Company classifies property that it acquires as a result of foreclosure or settlement in lieu thereof as other real estate owned ("OREO"). The Company records OREO at the lower of the unpaid principal balance or fair value less estimated costs to sell at the date of acquisition and subsequently recognizes any decrease in fair value by a charge to income. At September 30, 1999, the Company had $76,000 of OREO resulting from single family residential mortgage loans, and $1.8 million of OREO resulting from commercial real estate loans.

     The following presents the amounts and categories of non-performing assets at the dates indicated.

                                                                              AT SEPTEMBER 30,
                                                          ------------------------------------------------------
                                                             1999       1998        1997       1996        1995
                                                          ---------- ----------  ---------- ----------  --------
                                                                          (DOLLARS IN THOUSANDS)
                 Non-accrual loans:
                   Real estate loans:
                      Residential mortgage...........       $2,707   $  2,900    $  2,598   $  3,418    $  3,676
                      Commercial mortgage............        4,210      6,327       3,438      6,613       4,241
                      Construction...................           --         --         350        516          --
                                                          --------   --------    --------   --------    --------
                           Total real estate loans...        6,917      9,227       6,386     10,547       7,917
                   Commercial business loans.........           10         31          33        105         236
                   Home equity lines of credit.......           58        259          --         --          --
                   Other consumer loans..............          282         50          40         17           2
                                                          --------   --------    --------   --------    --------
                           Total non-accrual loans...        7,267      9,567       6,459     10,669       8,155
                 Loans contractually past due 90 days or
                   more other than non-accruing......           --         --          --         --           4
                      Troubled debt restructurings...          616      2,081       2,256      1,810       3,602
                                                          --------   --------    --------   --------    --------
                           Total non-performing loans        7,883     11,648       8,715     12,479      11,761
                   Other real estate owned assets:
                      Residential real estate........           76        345         589        622          67
                      Commercial real estate.........        1,769      1,527       2,101      1,903       2,122
                                                          --------   --------    --------   --------    --------
                           Total other real estate
                             owned...................        1,845      1,872       2,690      2,525       2,189
                           Total non-performing assets    $  9,728   $ 13,520    $ 11,405   $ 15,004    $ 13,950
                                                          =========  ========    ========   ========    ========
                 Allowance for loan losses...........     $ 10,764   $  8,260    $  6,429   $  4,304    $  4,297
                                                          =========  ========    ========   ========    ========
                 Allowance for loan losses as a
                   percentage of non-performing loans..     136.55%     70.91%      73.77%     34.49%      36.54%

                 Non-performing loans as a percentage of
                   total loans.......................         1.39%      2.50%       1.84%      2.74%       2.85%
                 Non-performing assets as a percentage
                   of total assets......................      1.06%      1.89%       1.72%      2.28%       2.22%


     For the fiscal years ended 1999, 1998 and 1997, the gross interest income that would have been recorded had the non-accrual loans been on an accrual basis or had the rate not been reduced with respect to the loans restructured in trouble debt restructurings amounted to $553,000, $591,000 and $528,000, respectively. The amounts included in interest income on these loans were $227,000, $411,000 and $99,000 for the fiscal years ended 1999, 1998 and 1997, respectively.

     Allowance for Loan Losses. In originating loans, there is a substantial likelihood that loan losses will be experienced. The risk of loss varies with, among other things, general economic conditions, the type of loan, the creditworthiness of the borrower and, in the case of a collateralized loan, the quality of the collateral securing the loan. In an effort to minimize loan losses, the Company monitors its loan portfolio by reviewing delinquent loans and taking appropriate measures. In addition, with respect to the Company's commercial real estate and commercial business loans, the Company closely watches all loans with a risk rating that indicates potential adverse factors. Moreover, on an annual basis, the Company reviews borrowers' financial statements, including rent-rolls if appropriate, and in some cases inspects borrowers' properties, in connection with the annual renewal of lines of credit. The Company's outside consultant periodically reviews the credit quality of the loans in the Company's commercial real estate and commercial business loan portfolios, and, together with the Company's Commercial Loan Credit Committee, reviews on a quarterly basis all classified loans over $100,000 with a risk rating that indicates the loan has certain weaknesses.

     Based on management's on-going review of the Company's loan portfolio, including the risks inherent in the portfolio, historical loan loss experience, general economic conditions and trends and other factors, the Company maintains an allowance for loan losses to cover probable loan losses. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based upon a number of factors, including the historical loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry trends, and general economic conditions that may affect borrowers' abilities to pay. Loans are charged against the allowance for loan losses when management believes that the collectibility of all or a portion of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based on evaluation of the collectibility of loans and prior loan loss experience. Based on information currently known to management, management considers the current level of reserves adequate to cover probable loan losses, although there can be no assurance that such reserves will in fact be sufficient to cover actual losses. At September 30, 1999, the Company's allowance for loan losses was $10.8 million, or 1.90% of total loans, and 136.6% of non-performing loans at that date. Net charge-offs during the year ending September 30, 1999 were $746,000. As a result of the current level of non-performing loans and net charge-offs, as well as consideration of the general economic trends in the Company's market area, the Company anticipates that its provision for loan losses will remain at approximately its current levels through at least the first fiscal quarter ending December 31, 1999. There can be no assurance, however, that such loan losses will not exceed estimated amounts or that the provision for loan losses will not increase in future periods. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate.

     The following table is a summary of the activity in the Company's allowance for loan losses for the last five years:

                                                                        FOR THE YEARS ENDED SEPTEMBER 30,
                                                         -----------------------------------------------------------
                                                             1999        1998         1997        1996         1995
                                                         ----------  ---------    ---------   ---------    ---------
                                                                            (DOLLARS IN THOUSANDS)
             Total loans outstanding (at end of
               period)...............................    $566,906    $ 465,581    $ 474,589   $ 456,126    $ 412,912
                                                         =========   =========    =========   =========    =========
             Average total loans outstanding             $505,489    $ 467,406    $ 471,779   $ 432,569    $ 398,793
                                                         =========   =========    =========   =========    =========
             Allowance for loan losses at beginning of
               Year..................................    $    8,260  $   6,429    $   4,304   $   4,297    $   4,190
                                                         ----------  ---------    ---------   ---------    ---------
             Loan charge-offs:
                  Residential real estate............         (362)       (521)        (320)       (578)        (199)
                  Commercial real estate.............         (252)     (1,612)      (1,286)       (165)        (392)
                  Construction real estate...........           --        (130)        (140)       (401)         (82)
                  Commercial business................          (75)        (51)        (110)        (17)        (286)
                  Home equity lines of credit........           --          --           --          --           (3)
                  Other consumer loans...............         (306)       (132)         (34)         (8)         (72)
                                                         ----------  ---------    ---------   ---------    ---------
                       Total charge-offs.............         (995)     (2,446)      (1,890)     (1,169)      (1,034)
                                                         ----------  ---------    ---------   ---------    ---------
             Loan recoveries:
                  Residential real estate............           40         147           80          92           34
                  Commercial real estate.............          176          57           13          83           94
                  Construction real estate...........           13          --           --          58           --
                  Commercial business................            8           4           12           9            9
                  Home equity lines of credit........           --          --           --           1            4
                  Other consumer loans...............           12          19           10           5           35
                                                         ----------  ---------    ---------   ---------    ---------
                       Total recoveries..............          249         227          115         248          176
                                                         ----------  ---------    ---------   ---------    ---------
             Loan charge-offs (net of recoveries)....         (746)     (2,219)      (1,775)       (921)        (858)
             Provision charged to operations.........        3,250       4,050        3,900         928          965
                                                         ----------  ---------    ---------   ---------    ---------

             Allowance for loan losses at end of year      $10,764   $   8,260    $   6,429   $   4,304    $   4,297
                                                         =========   =========    =========   =========    =========
             Ratio of net charge-offs during the year
               to average loans outstanding during the
               year..................................          .15%        .48%         .38%        .21%         .22%
             Allowance as a percentage of
             non-performing loans....................       136.55%      70.91%       73.77%      34.49%       36.54%

             Allowance as a percentage of total loans
               (end of year).........................         1.90%       1.77%        1.35%        .94%        1.04%

     The following table presents the Company's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated. This allocation is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may be taken nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

                                                                     AT SEPTEMBER 30,
                             -------------------------------------------------------------------------------------------------
                                          1999                             1998                             1997
                             ------------------------------  -------------------------------  --------------------------------
                                                    PERCENT                          PERCENT                          PERCENT
                                                   OF LOANS                         OF LOANS                         OF LOANS
                                       PERCENT OF   IN EACH            PERCENT OF    IN EACH            PERCENT OF    IN EACH
                                        ALLOWANCE  CATEGORY             ALLOWANCE   CATEGORY             ALLOWANCE   CATEGORY
                                        TO TOTAL   TO TOTAL             TO TOTAL    TO TOTAL             TO TOTAL    TO TOTAL
                               AMOUNT   ALLOWANCE    LOANS     AMOUNT   ALLOWANCE     LOANS     AMOUNT   ALLOWANCE     LOANS
                               ------   ---------    -----     ------   ---------     -----     ------   ---------     -----
                                                                 (DOLLARS IN THOUSANDS)
ALLOCATION OF ALLOWANCE
  FOR LOAN LOSSES:
Real estate loans:
    Residential mortgage     $ 1,967       18.28%    39.11%   $  1,316     15.93%     43.50%    $   878     13.66%     45.23%
    Commercial mortgage.       5,379       49.97     38.22       3,964     47.99      35.69       3,240     50.39      38.89
    Construction........          95         .88      2.43         131      1.59       2.16         127      1.98       3.27
Commercial business
  Loans.................       1,716       15.94     11.69       1,503     18.20       9.70       1,275     19.84       6.31
Home equity lines of
  Credit................           6         .06      1.20          31       .37       1.84          31       .48       2.08
Other consumer loans....         645        5.99      7.42         488      5.91       7.18         278      4.32       4.33
Net deferred loan fees and
  costs and unearned discount     --          --      (.07)         --       --        (.07)         --        --       (.11)
Unallocated.............         956        8.88                   827    10.01          --         600      9.33         --
                             -------       -----     -----    --------     -----      -----     -------     -----      -----
        Total...........     $10,764         100%      100%   $  8,260      100%        100%    $ 6,429       100%       100%
                             =======         ===       ===    ========      ===         ===     =======       ===        ===

                                                                        AT SEPTEMBER 30,
                                                ----------------------------------------------------------------
                                                             1996                             1995
                                                ------------------------------  --------------------------------
                                                                       PERCENT                          PERCENT
                                                                      OF LOANS                         OF LOANS
                                                         PERCENT OF    IN EACH             PERCENT OF   IN EACH
                                                          ALLOWANCE   CATEGORY              ALLOWANCE  CATEGORY
                                                          TO TOTAL    TO TOTAL              TO TOTAL   TO TOTAL
                                                 AMOUNT   ALLOWANCE     LOANS     AMOUNT    ALLOWANCE    LOANS
                                                 ------   ---------     -----     ------    ---------    -----
                                                                    (DOLLARS IN THOUSANDS)
                    ALLOCATION OF ALLOWANCE
                      FOR LOAN LOSSES:
                    Real estate loans:
                        Residential mortgage     $  372      8.64%     44.92%    $  308        7.17%     46.92%
                        Commercial mortgage.      2,624     60.97      42.01      2,549       59.32      41.60
                        Construction........        149      3.46       2.85        458       10.66       2.27
                    Commercial business
                      loans.................        801     18.61       5.43        814       18.94       4.61
                    Home equity lines of
                      credit................         31       .72       2.06         27         .63       2.09
                    Consumer and other loans         96      2.23       2.88         83        1.93       2.69
                    Net deferred loan fees
                    and costs and unearned           --       --        (.15)        --         --        (.19)
                    discount................
                    Unallocated.............        231      5.37         --         58        1.35         --
                                                 ------     -----      -----     ------       -----       ----
                            Total...........     $4,304       100%       100%    $4,297        100%        100%
                                                 ======      ====      =====     ======       ====        ====

Securities

     The Company separates its securities portfolio into securities available for sale and investment securities held to maturity. At September 30, 1999, the Company had $280.9 million, or 30.7% of total assets in securities available for sale and $2.5 million, or 0.3% of total assets, in investment securities held to maturity. These portfolios consist primarily of U.S. government securities and agency obligations, corporate debt securities, municipal securities, mortgage-backed securities, mutual funds and equity securities. Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, then they are classified as investment securities held to maturity and are carried at amortized cost. Securities that are identified as trading account assets for resale over a short period are stated at fair value with unrealized gains and losses reflected in current earnings. All other debt and equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, as a separate component of equity. At September 30, 1999, the Company did not hold any securities considered to be trading securities. As a member of the FHLB of New York, the Company is required to hold FHLB stock, which is carried at cost because the FHLB stock is not marketable and may only be resold to the FHLB of New York.

     The Company's investment policy focuses investment decisions on maintaining a balance of high quality, diversified investments. In making its investments, the Company also considers liquidity, the potential need for collateral to be used for pledging purposes, and earnings. Investment decisions are made by the Company's Trust and Investment Officer who has authority to purchase, sell or trade securities qualifying as eligible investments under applicable law and in conformance with the Company's investment policy. In addition, the Company's Director of Municipal Finance is authorized to purchase municipal securities for the Company's portfolio.

     Under the Company's investment policy, securities eligible for the Company to purchase include: U.S. Treasury obligations, securitized loans from the Company's loan portfolio, municipal securities, certain corporate obligations, equity mutual funds, common stock, preferred stock, convertible preferred, convertible notes and bonds, U.S. governmental agency or agency sponsored obligations, collateralized mortgage obligations and REMICs, banker's acceptances and commercial paper, certificates of deposit and federal funds.

     The following table presents the composition of the Company's securities available for sale and investment securities held to maturity in dollar amounts and percentages at the dates indicated.

                                                                       AT SEPTEMBER 30,
                                                    ---------------------------------------------------------------
                                                            1999                 1998                  1997
                                                    -------------------- --------------------  --------------------
                                                     CARRYING   PERCENT   CARRYING    PERCENT   CARRYING   PERCENT
                                                       VALUE   OF TOTAL     VALUE    OF TOTAL     VALUE   OF TOTAL
                                                       -----   --------     -----    --------     -----   --------
                                                                        (DOLLARS IN THOUSANDS)
                Securities available for sale
                (fair value):
                     U.S. Government securities
                       and agency obligations....   $171,992     61.24%  $ 117,220     59.27%  $ 57,620     49.02%
                     Obligations of states and
                       political subdivisions...      73,262     26.08      51,681     26.13     20,833     17.72
                     Mortgage-backed securities.      17,132      6.10       3,744      1.89      4,653      3.96
                     Corporate debt securities..       5,661      2.02      16,984      8.59     27,168     23.11
                     Mutual funds and marketable
                       equity securities........       5,486      1.95       4,822      2.44      3,971      3.38
                     Non-marketable equity
                       securities...............       7,338      2.61       3,307      1.68      3,307      2.81
                                                    --------    ------   ---------    ------   --------    ------
                          Total securities
                            available for sale..     280,871    100.00%    197,758    100.00%   117,552    100.00%
                                                    --------    ------   ---------    ------   --------    ------
                Investment securities held to
                  Maturity (amortized cost):
                     Mortgage-backed securities.       1,535     60.58%      1,980     56.85%     2,497     62.42%
                     Corporate and other debt
                       securities...............         999     39.42       1,503     43.15      1,503     37.58
                                                    --------    ------   ---------    ------   --------    ------
                          Total investment
                            securities held to
                            maturity............       2,534    100.00%      3,483    100.00%     4,000    100.00%
                                                    --------    ------   ---------    ------   --------    ------
                Total securities portfolio......    $283,405             $ 201,241             $121,552
                                                    ========             =========             ========

     The following table presents information regarding the carrying value, weighted average yields and contractual maturities of the Company's debt securities available for sale and investment securities held to maturity portfolios as of September 30, 1999. Weighted average yields are based on amortized cost.

                                                                        AT SEPTEMBER 30, 1999
                        -----------------------------------------------------------------------------------------------------------
                                                MORE THAN ONE       MORE THAN FIVE           MORE THAN
                           ONE YEAR OR LESS   YEAR TO FIVE YEARS   YEARS TO TEN YEARS        TEN YEARS                 TOTAL
                        -------------------- ------------------------------------------ ----------------------  -------------------
                                   WEIGHTED             WEIGHTED             WEIGHTED               WEIGHTED               WEIGHTED
                         CARRYING   AVERAGE  CARRYING    AVERAGE   CARRYING   AVERAGE   CARRYING     AVERAGE    CARRYING    AVERAGE
                           VALUE     YIELD     VALUE      YIELD      VALUE     YIELD      VALUE       YIELD       VALUE      YIELD
                           -----     -----     -----      -----      -----     -----      -----       -----       -----      -----
                                                   (DOLLARS IN THOUSANDS)
Securities available
  for sale (fair value):
    U.S. Government
      securities
      and agency
      obligations        $ 129,948    5.23%  $ 34,775      6.22%    $ 7,269     6.85%    $               %      $171,992      5.50%
    Obligations of
      states and
      Political
      subdivisions(1)       43,576    5.41     19,855      6.24       9,053     6.89         778       6.60       73,262      5.83
    Mortgage-backed
      securities                                  220      6.57       1,063     7.10      15,849       6.60       17,132      6.63
    Corporate debt
      securities             1,018    9.09      4,643      6.11                                                    5,661      6.65
                         ---------           --------               -------              -------                --------
        Total due...     $ 174,542    5.30%  $ 59,493      6.22%    $17,385     6.88%    $16,627       6.60%    $268,047      5.69%
                         =========           ========               =======              =======                ========
Investment securities
  held to maturity
  (amortized cost):
    Mortgage-backed
      securities                                                        770     8.73         765       8.07        1,535      8.40
    Corporate debt
      securities                                                                             999       7.13          999      7.13
                         ---------           --------                                                           --------
        Total due...                                                $   770     8.73%    $ 1,764       7.54%    $  2,534      7.90%
                         =========           ========               =======              =======                ========

----------

(1) Weighted average yields are presented on a tax equivalent basis, using an assumed tax rate of 35%.

     The following is a more detailed discussion of the Company's securities available for sale and investment securities held to maturity portfolios.

     U.S. Government Securities and Agency Obligations. The Company invests in U.S. Treasury securities, and also debt securities and mortgage-backed securities issued by government agencies and government- sponsored agencies such as Fannie Mae, the FHLBs, Ginnie Mae and Freddie Mac. At September 30, 1999, the Company's investment in U.S. Treasury securities totaled $10.3 million, comprised of $309,000 of U.S. Treasury Bills with an average yield of 4.89% and $10.0 million of U.S. Treasury Notes with an average yield of 5.25%. At September 30, 1999, all such securities were classified as available for sale. At the same date, the Company also held, as available for sale, $161.6 million of non-government guaranteed bonds issued by the FHLBs, Freddie Mac and Fannie Mae, of which $129.6 million are discount notes. These securities had an average yield of 5.52%, and of these securities which were rated, all had ratings of "AAA." The Company's investment policy does not limit the amount of U.S. government and agency obligations that can be held.

     Corporate Debt Securities. The Company's corporate debt securities portfolio, at September 30, 1999, totaled $6.7 million, and consisted of general corporate obligations, public utility and telephone bonds. All of the Company's corporate debt securities were rated "BBB" or higher, and $5.7 million and $1.0 million were classified as available for sale and held to maturity, respectively. The Company's investment policy limits the amount of corporate debt securities to 25% of the Company's total securities portfolio or approximately $70.9 million at September 30, 1999.

     Municipal Securities. At September 30, 1999, $64.2 million, of the Company's securities consisted of tax exempt municipal bonds and notes, all of which were classified as available for sale. Of that $64.2 million, $44.8 million were invested in general obligations of jurisdictions in the State of New York, of which $40.5 million represented relationship investments in 54 separate municipalities, including counties, cities, school districts, towns, villages and fire districts. In addition, the Company held $19.4 million in bonds of various municipalities throughout the United States. The Company also held $9.1 million in taxable municipal securities in bonds of municipalities within New York State. The Company's municipal securities have a weighted average maturity of 13 months and a taxable equivalent yield of 5.83% at September 30, 1999. Interest earned on municipal bonds is exempt from federal and, in some cases, state income taxes. The Company's investment policy limits the amount of municipal securities to 15% of the Company's total assets or approximately $137.3 million at September 30, 1999.

     Mutual Funds and Equity Securities. At September 30, 1999, the Company's mutual funds and equity securities portfolio totaled $12.8 million, all of which was classified as available for sale. The single largest investment in one issuer was $7.3 million of FHLB of New York stock, which the Company is required to hold as a member institution. At September 30, 1999, the Company also had a $5.4 million investment in Federated mutual funds, consisting of $4.0 million in a Federated ARMs Fund, which invests primarily in adjustable and floating rate mortgage securities, and $1.4 million in various other Federated mutual funds, which invest primarily in the common stock of nationally recognized corporations. The Company's investment policy limits the Company's investments in common and preferred stock and mutual funds to 3% of the Company's total assets, or $27.5 million at September 30, 1999. The investment policy presently limits the Company's investment in the securities of any single issuer to $500,000 and limits an investment in any stock mutual fund to .75% of total assets ($6.9 million at September 30, 1999).

SOURCES OF FUNDS

     The Company's lending and investment activities are primarily funded by deposits, repayments and prepayments of loans and securities, proceeds from the sale of loans and securities, proceeds from maturing securities and cash flows from operations. In addition, the Company borrows from the FHLB of New York to fund its operations.

     Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposit accounts consist of interest bearing checking, non-interest bearing checking, business checking, regular savings, money market savings and time deposit accounts. The maturities of the Company's time deposit accounts range from three months to five years. In addition, the Company offers IRAs and Keogh accounts. To enhance its deposit products and increase its market share, the Company offers overdraft protection and direct deposit for its retail banking customers and cash management services for its business customers. In addition, the Company offers a low-cost interest bearing checking account service to its customers over 55 years of age. Rates on deposit products are set by the Company's ALCO Committee.

     At September 30, 1999, the Company's deposits totaled $563.4 million or 83.2% of interest bearing liabilities. At September 30, 1999, the balance of core deposits, which is defined to include NOW accounts, money market accounts, savings accounts and non-interest bearing checking accounts, totaled $335.7 million, or 59.6% of total deposits. At September 30, 1999, the Company had a total of $227.7 million in time deposit accounts, or 40.4% of total deposits, and $177.2 million had maturities of one year or less.

     The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The Company's deposits are obtained primarily from the six counties in which the Company's branches are located. The Company relies primarily on the competitive pricing of its deposit products and customer service and long-standing relationships to attract and retain these deposits, although market interest rates and rates offered by competing financial institutions affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including local radio and print media, and does not solicit deposits from outside its market area. In addition, the Company does not use brokers to obtain deposits, and at September 30, 1999, the Company had no brokered deposits.

     The following table presents the dollar amount and percent of deposits in the various types of deposit programs offered by the Company as of the dates indicated.

                                                                      AT SEPTEMBER 30,
                                                 ----------------------------------------------------------------
                                                        1999                  1998                    1997
                                                 ------------------  ---------------------   --------------------
                                                             PERCENT               PERCENT                PERCENT
                                                   AMOUNT   OF TOTAL   AMOUNT     OF TOTAL     AMOUNT    OF TOTAL
                                                   ------   --------   ------     --------     ------    --------
                                                                       (DOLLARS IN THOUSANDS)
                 Savings accounts.............   $ 191,968  34.08%   $ 198,509    34.33%      $198,929     34.75%
                                                 ---------  ------   ---------    -----       --------     -----
                 Time deposit accounts:
                      2.00 - 3.99%............       6,209    1.10         682     0.12            268      0.04
                      4.00 - 4.99%............     160,315   28.46      10,174     1.76          5,893      1.03
                      5.00 - 5.99%............      53,587    9.51     236,312    40.87        246,686     43.10
                      6.00 - 6.99%............       4,833    0.86       6,679     1.15         11,762      2.06
                      7.00 - 7.99%............       2,768    0.49       2,698     0.47          2,578      0.45
                      8.00 - 9.99%............          --      --         129     0.02            160      0.03
                                                  --------  --------  --------     ----      ---------     -----
                           Total..............     227,712   40.42     256,674    44.39        267,345     46.71
                 Money market accounts........      20,348    3.61      15,708     2.72         13,121      2.29
                 NOW and Super NOW accounts...      86,305   15.32      76,195    13.18         71,442     12.48
                                                 ---------   -----   ---------    -----       --------     -----
                           Total interest
                             bearing Accounts.     526,333   93.43     547,086    94.62        550,838     96.23
                 Demand accounts..............      37,040    6.57      31,116     5.38         21,560      3.77
                                                 ---------   -----   ---------    -----       --------     -----
                           Total deposits.....   $ 563,373     100%  $ 578,202      100%      $572,397      100%
                                                 =========   =====   =========    =====       ========     ====

     The following table sets forth, by various rate categories, the amount of the Company's time deposit accounts outstanding by maturities at the dates indicated.

                                                        AMOUNTS DUE AT SEPTEMBER 30, 1999
                                          -----------------------------------------------------------
                                          ONE YEAR     ONE TO      TWO TO       THREE TO
                                           OR LESS    TWO YEARS  THREE YEARS   FIVE YEARS      TOTAL
                                           -------    ---------  -----------   ----------      -----
                                                                      (IN THOUSANDS)
                Time deposit accounts:
                     2.00 - 3.99%....    $   6,209    $     --    $     --       $   --      $  6,209
                     4.00 - 4.99%....      131,952      20,064       4,303        3,996       160,315
                     5.00 - 5.99%....       31,415      14,897       3,732        3,543        53,587
                     6.00 - 6.99%....        4,833                                              4,833
                     7.00 - 7.99%....        2,768                                              2,768
                                         ---------    --------    --------       ------      --------
                          Total......    $ 177,177    $ 34,961    $  8,035       $7,539      $227,712
                                         =========    ========    ========       ======      ========

     At September 30, 1999, the Company had outstanding $227.7 million in time deposit accounts, maturing as follows:

                                                                                         WEIGHTED
                                            MATURITY PERIOD                 AMOUNT     AVERAGE RATE
                                            ---------------                 ------     ------------
                                                                            (DOLLARS IN THOUSANDS)
                                TIME DEPOSITS LESS THAN $100,000:
                                     Three months or less............     $  42,680        4.53%
                                     Over three months through six
                                       months........................        58,241        4.64
                                     Over six months through 12 months       56,578        4.75
                                     Over 12 months..................        45,724        5.08
                                                                          ---------
                                          Total......................     $ 203,223        4.74%
                                                                          =========
                                TIME DEPOSITS MORE THAN $100,000:
                                     Three months or less............     $   7,896        4.29%
                                     Over three months through six
                                        months.......................         7,782        4.68
                                     Over six months through 12 months        4,000        4.55
                                     Over 12 months..................         4,811        5.11
                                                                          ---------
                                          Total......................     $  24,489        4.62%
                                                                          =========

     Borrowings. The principal source of the Company's borrowing is through FHLB advances and repurchase agreements. The FHLB system functions in a reserve credit capacity for member savings associations and certain other home financing institutions. Members of a FHLB are required to own stock in the FHLB, and, at September 30, 1999, the Company owned approximately $7.3 million of FHLB stock. The Company uses FHLB advances as an alternative funding source to fund its lending activities when it determines that it can profitably invest the borrowed funds over their term. As of September 30, 1999, the Company had outstanding FHLB advances of approximately $145.2 million. Such borrowings had a weighted average interest rate of 5.49% and a weighted average term of 1.9 years.

     At September 30, 1999, the Company also had $3.7 million of borrowed funds in the form of securities sold under agreements to repurchase at an agreed upon price and date. The Company generally enters into these agreements only as an accommodation to its business customers but may utilize this funding source more often in the future.

TRUST SERVICES

     The Trust Department of the Company offers a full range of services, including living trusts, executor services, testamentary trusts, employee benefit plan management, custody services and investment management, primarily to corporations, unions and other institutions. The Trust Department has retained the services of two independent financial services firms to provide investment advice and to ratify the decisions of the Trust Department. Operation of the Trust Department is overseen by a Trust Committee which consists of two trust officers and four members of the Company's Board of Directors who rotate on a semi-annual basis. The Trust Department markets its services through its trust officers who call on the Company's existing customers, the Company's CSSRs and branch managers who cross-sell the Trust Department's services, and free seminars open to the public. As of September 30, 1999, the Trust Department managed over $315.3 million of assets, which includes $113.7 million over which the Trust Department has discretionary investment authority. The Trust Department's fee income, which totaled $665,000 for the year ended September 30, 1999, supplements the Company's rate-sensitive interest income.

SAVINGS BANK LIFE INSURANCE

     Since 1939, the Company, through its Savings Bank Life Insurance Department ("SBLI"), has been offering a wide variety of low-cost insurance policies, including whole life, single premium life, senior life and children's term, to its customers who live or work in the State of New York. New York law mandates that SBLI activities be segregated from those of the Company and, while the SBLI does not directly affect the Company's earnings, management believes that offering SBLI is beneficial to the Company's relationship with its customers. The SBLI pays its own expenses and reimburses the Company for expenses incurred on its behalf.

SUBSIDIARY ACTIVITIES

     The following are descriptions of the Bank's wholly owned subsidiaries, which are indirectly owned by Troy Financial.

     The Family Investment Services Co., Inc. The Family Investment Services Co. ("FISC"), which was incorporated in May 1989, is the Bank's wholly owed full-service brokerage firm, offering a complete range of investment products, including mutual funds and debt, equity and government securities, on a fee-per-transaction basis. FISC's goal is to market its products and services to the Company's existing customers who seek alternatives to traditional financial institution savings products. As a complement to the Company's municipal investment activities, FISC intends to begin underwriting general obligation securities of state and political subdivisions. FISC has two full time employees who interface with the Company's branches to facilitate referrals from the CSSRs and branch managers, as well as one officer who assists customers with investment decisions and trading. As of September 30, 1999, FISC held approximately $79.0 million of customer assets. FISC is a member of the National Association of Securities Dealers and is insured by the Securities Insurance Protection Corporation.

     Family Mortgage Banking Co. FMB, which was incorporated in April 1987, is the Bank's wholly owned mortgage banking subsidiary. The Company originates the majority of its residential real estate and residential construction loans through FMB.

     Other Subsidiaries. The Bank has ten other wholly owned subsidiaries: The Family Advertising Co. is an advertising agency; T.S. Capital is licensed by the Small Business Administration as a Small Business Investment Corporation in order to offer small business loans and make equity investments in small businesses; The Family Insurance Agency, Inc. is an insurance agency that offers a full range of life and health insurance products, as well as taxed-deferred annuities; and T.S. Real Property Inc., Troy SB Real Estate Co., 32 Second Street, Camel Hill Corporation, 507 Heights Corp. and Realty Umbrella, Ltd. are all related to the management of, or investment in, the Company's foreclosed or purchased real estate. Troy Realty Funding Corp. is a real estate investment trust formed in 1999 to enhance both portfolio yields and capital growth. The Bank funded Troy Realty Funding Corp with approximately $197 million in commercial real estate mortgages. The interest income earned on those assets is passed through to the Bank in the form of dividends.

COMPETITION

     The Company faces significant competition for both deposits and loans. The deregulation of the financial services industry and the commoditization of savings and lending products has led to increased competition among savings banks and other financial institutions for a significant portion of the deposit and lending activity that had traditionally been the arena of savings banks and savings and loan associations. The Company competes for deposits with other savings banks, savings and loan associations, commercial banks, credit unions, money market and other mutual funds, insurance companies, brokerage firms and other financial institutions, many of which are substantially larger in size and have greater financial resources than the Company.

     The Company's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banks, credit unions, finance companies and other institutional lenders, many of whom maintain offices in the Company's market area. The Company's principal methods of competition include providing competitive loan and deposit pricing, personalized customer service, access to senior management of the Company and continuity of banking relationships.

     Although the Company is subject to competition from other financial institutions, some of which have much greater financial and marketing resources, the Company believes it benefits by its position as a community oriented financial services provider with a long history of serving its market area. Management believes that the variety, depth and stability of the communities which the Company services support the service and lending activities conducted by the Company.

REGULATION

     Troy Financial, as a bank holding company, is subject to regulation, supervision, and examination by the Federal Reserve Board. The Bank, as a New York-chartered bank and trust company, is subject to regulation, supervision, and examination by the FDIC as its primary federal regulator and by the Superintendent as its state regulator.

Bank Holding Company Regulation

     Troy Financial is a bank holding company subject to the regulation, supervision, and examination of the Federal Reserve Board under the Bank Holding Company Act. Troy Financial is required to file periodic reports and other information with the Federal Reserve, and the Federal Reserve may conduct examinations of Troy Financial and the Bank.

     Troy Financial is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies to maintain a ratio of tier 1 capital to total assets of 4.0% to 5.0%. There is a minimum ratio of 3.0% established for the most highly rated bank holding companies. The Federal Reserve's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. As of September 30, 1999, Troy Financial's ratio of tier 1 capital to total assets was 21.21%, its ratio of tier 1 capital to risk-weighted assets was 28.71%, and its ratio of qualifying total capital to risk-weighted assets was 29.96%.

     Troy Financial's ability to pay dividends to its stockholders and expand its line of business through the acquisition of new banking or nonbanking subsidiaries can be restricted if its capital falls below levels established by the Federal Reserve's guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.

     The Federal Reserve is empowered to initiate cease and desist proceedings and other supervisory actions for violations of the Bank Holding Company Act, or the Federal Reserve's regulations, orders or notices issued thereunder. Under Federal Reserve regulations, banks and bank holding companies which do not meet minimum capital adequacy guidelines are considered to be undercapitalized and are required to submit an acceptable plan for achieving capital adequacy.

     Federal Reserve approval is required if Troy Financial seeks to acquire direct or indirect ownership or control of any voting shares of a bank if, after such acquisition, Troy Financial would own or control directly or indirectly more than 5% of the voting stock of the bank. Federal Reserve approval also must be obtained if a bank holding company acquires all or substantially all of the assets of a bank or merges or consolidates with another bank holding company.

     Bank holding companies like Troy Financial are currently prohibited from engaging in activities other than banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve regulations contain a list of permissible nonbanking activities that are closely related to banking or managing or controlling banks. These activities include lending activities, certain data processing activities, securities brokerage and investment advisory services, trust activities and leasing activities. A bank holding company must file an application or notice with the Federal Reserve prior to acquiring more than 5% of the voting shares of a company engaged in such activities.

     On November 12, 1999, President Clinton signed legislation to reform the U.S. banking laws, including the Bank Holding Company Act. The changes made to
the  Bank  Holding  Company  Act  by  this  legislation,   referred  to
as the Gramm-Leach-Bliley Act, will be effective on March 11, 2000, and will expand the permissible activities of bank holding companies like Troy Financial. Upon the effective date of the legislation, Troy Financial will be permitted to own and control depository institutions and to engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The legislation identifies certain activities that are deemed to be financial in nature, including nonbanking activities currently permissible for bank holding companies to engage in both within and outside the United States, as well as insurance and securities underwriting and merchant banking activities. The Federal Reserve is authorized under the legislation to identify additional activities that are permissible financial activities, but only after consultation with the Department of the Treasury.

     In order to take advantage of this new authority, a bank holding company's depository institution subsidiaries must be well capitalized and well managed and have at least a satisfactory record of performance under the Community Reinvestment Act. The Bank currently meets these requirements. No prior notice to the Federal Reserve would be required to acquire a company engaging in these activities or to commence these activities directly or indirectly through a subsidiary.

     Under the Change in Bank Control Act, persons who intend to acquire control of a bank holding company, either directly or indirectly or through or in concert with one or more persons, must give 60 days' prior written notice to the Federal Reserve. "Control" would exist when an acquiring party directly or indirectly has voting control of at least 25% of Troy Financial's voting securities or the power to direct the management or policies of the company. Under Federal Reserve regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party has ownership, control or the power to vote at least 10% (but less than 25%) of Troy Financial's common stock.

     The New York Banking Law requires prior approval of the New York Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution that is organized in the State of New York. The term "control" is defined generally to mean the power to direct or cause the direction of the management and policies of the banking institution and is presumed to exist if the company owns, controls or holds with power to vote 10% or more of the voting stock of the banking institution.

Bank Regulation

     The Bank is a New York-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") under the Bank Insurance Fund ("BIF"). The Bank is subject to extensive regulation by the New York State Banking Department ("NYSBD") as its chartering agency, and by the FDIC as the deposit insurer. The Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The NYSBD and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision is intended primarily for the protection of the deposit insurance funds and depositors. The regulatory authorities have extensive discretion in connection with the exercise of their supervisory and enforcement activities, including the setting of policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

     The Bank derives its lending, investment and other powers primarily from the applicable provisions of the New York Banking Law and the regulations adopted thereunder. Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. A savings bank may also exercise trust powers upon approval of the NYSBD. Under the New York Banking Law, the Bank is not permitted to declare, credit or pay any dividends if capital stock is impaired or would be impaired as a result of the dividend. In addition, the New York Banking Law provides that the Bank cannot declare and pay dividends in any calendar year in excess of its "net profits" for such year combined with its "retained net profits" of the two preceding years, less any required transfer to surplus or a fund for the retirement of preferred stock, without prior regulatory approval.

     The Bank is subject to minimum capital requirements imposed by the FDIC that are substantially similar to the capital requirements imposed on Troy Financial. The FDIC regulations require that the Bank maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, the Bank must maintain a ratio of tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on the Bank's CAMELS rating. As of September 30, 1999, the Bank's ratio of total capital to risk-weighted assets was 20.61%, its ratio of tier 1 capital to risk-weighted assets was 19.36%, and the Bank's ratio of tier 1 capital to average total assets was 14.48%. Capital requirements higher than the generally applicable minimum requirements may be established for a particular bank if the FDIC determines that a bank's capital is, or may become, inadequate in view of its particular circumstances. Failure to meet capital guidelines could subject a bank to a variety of enforcement actions, including actions under the FDIC's prompt corrective action regulations.

     State banks are limited in their investments and activities engaged in as principal to those permissible under applicable state law and that are permissible for national banks and their subsidiaries, unless such investments and activities are specifically permitted by the Federal Deposit Insurance Act or the FDIC determines that such activity or investment would pose no significant risk to the BIF. The FDIC has by regulation determined that certain real estate investment and securities underwriting activities do not present a significant risk to the BIF provided they are conducted in accordance with the regulations. Provisions of the Gramm-Leach-Bliley Act which will be effective on March 11, 2000, will expand the permissible activities of national banks to include the activities noted above that will be permissible for bank holding companies, other than insurance underwriting, merchant banking and real estate development or investment activities.

     The FDIC, as well as the NYSBD, has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

     The Bank is subject to quarterly payments on semiannual insurance premium assessments for its FDIC deposit insurance. The FDIC implements a risk-based deposit insurance assessment system. Deposit insurance assessment rates currently are within a range of $0.00 to $0.27 per $100 of insured deposits, depending on the assessment risk classification assigned to each institution. Under current FDIC assessment guidelines, the Bank expects that it will not incur any FDIC deposit insurance assessments during the next fiscal year, although the current system for assigning assessment risk classifications to insured depository institutions is being reviewed by the FDIC and the deposit insurance assessments are subject to change. The Bank is subject to separate assessments to repay bonds ("FICO bonds") issued in the late 1980's to recapitalize the former Federal Savings and Loan Insurance Corporation. The annual rate of assessments for the payments on the FICO bonds for the quarter beginning on October 1, 1999 is 1.184 basis points for BIF-assessable deposits and 5.92 basis points for SAIF-assessable deposits.

     Transactions between the Bank and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of a bank for purposes of Sections 23A and 23B, but the Gramm-Leach-Bliley Act provides that certain subsidiaries of the Bank which engage in activities not permissible for a national bank to engage in directly would be considered affiliates for purposes of Sections 23A and 23B. Generally, Sections 23A and 23B (i) limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of or investment in securities issued by the affiliate, purchase of assets, issuance of guarantees and other similar types of transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is also restricted in the loans it may make to its executive officers, directors, any owner of 10% or more of its stock and to certain entities affiliated with any such person.

     The Bank is subject to certain FDIC standards designed to maintain the safety and soundness of individual banks and the banking system. The FDIC has prescribed safety and soundness guidelines relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth and quality;
(vi) earnings; and (vii) compensation and benefit standards for officers, directors, employees and principal stockholders. A state nonmember bank not meeting one or more of the safety and soundness guidelines may be required to file a compliance plan with the FDIC.

     Under the FDIC's prompt corrective action regulations, insured institutions will be considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specified capital level for any capital measure), (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth),
(iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, or a Tier 1 risk-based ratio of less than 4% and a leverage ratio that is less than 4% (3% if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3%, and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. Under certain circumstances, the FDIC can reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 1999, the Bank was classified as a "well capitalized" institution.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency, which would be the FDIC for the Bank. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC may take any other action that it determines will better carry out the purpose of prompt corrective action initiatives.

     The Bank is not permitted to pay dividends if, as the result of the payment, it would become undercapitalized, as defined in the prompt corrective action regulations of the FDIC. In addition, if the Bank becomes
"undercapitalized" under these regulations, payment of dividends would be prohibited without the prior approval of the FDIC. The Bank also could be subject to these dividend restrictions if the FDIC determines that the Bank is in an unsafe or unsound condition or engaging in an unsafe or unsound practice.

     Under Federal Reserve regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations require that reserves of 3% must be maintained against aggregate transaction accounts of $44.3 million or less (subject to adjustment by the Federal Reserve). Reserves of 10% (subject to adjustment by the Federal Reserve between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

     Various proposals have been before Congress, which would permit the payment of interest on required reserve balances. The Bank is unable to predict whether or when such legislation will be enacted.

     The Bank is a member of the Federal Home Loan Bank System (the "FHLB System"). The FHLB System consists of 12 regional Federal Home Loan Banks and provides a central credit facility primarily for member institutions. The Bank, as a member of FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB of New York in an amount equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, 5% of its FHLB of New York advances outstanding, or one per cent of thirty per cent of total assets. At September 30, 1999, the Bank owned $7.3 million of FHLB of New York common stock.

     Advances from the FHLB of New York are secured by a member's shares of stock in the FHLB of New York and certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity and cost of funds to the FHLB of New York. As of September 30, 1999, the Company had $145.2 million of outstanding advances from the FHLB of New York.

ITEM 2. PROPERTIES

     The Company currently conducts its business through 14 full-service banking offices. The following table sets forth the Company's offices as of September 30, 1999.

                                                                    NET BOOK VALUE
                                             ORIGINAL               OF PROPERTY OR
                                               YEAR      DATE OF       LEASEHOLD
                                  LEASED OR  LEASED OR    LEASE     IMPROVEMENTS AT
         LOCATION                   OWNED    ACQUIRED  EXPIRATION SEPTEMBER 30, 1999
         --------                   -----    --------  -----------------------------
HEADQUARTERS:
  Troy Office.............       Owned         1871          N/A      $4,046,447
  32 Second Street
  Troy, NY 12180

BRANCH OFFICES:
  Hudson Valley Plaza Office     Leased        1983     12/31/05          22,543
  75 Vandenburgh Avenue
  Troy, NY 12180
  East Greenbush Office...       Owned         1969          N/A         107,728
  615 Columbia Pike
  East Greenbush, NY 12061
  Albany Office.............     Owned         1995          N/A       1,342,822
  120 State Street
  Albany, NY 12207
  Watervliet Office.........     Leased        1983       3/1/03           2,668
  1601 Broadway
  Watervliet, NY 12189
  Latham Office.............     Leased        1989      6/30/04         388,877
  545 Troy-Schenectady Rd
  Latham, NY 12110
  Colonie Office............     Leased        1994      3/31/07          30,929
  103 Wolf Road
  Colonie, NY 12205
  Guilderland Office........     Leased        1997       6/9/07         309,115
  1704 Western Avenue
  Guilderland, NY 12203
  Schenectady Office........     Owned         1987          N/A         242,184
  1626 Union Street
  Schenectady, NY 12309
  Clifton Park/Halfmoon Office   Owned         1999          N/A         721,767
  2 Tower Way
  Clifton Park, NY 12065
  Clifton Park-Hannaford Office  Leased        1995      8/14/00          60,079
  9 Clifton Country Road
  Clifton Park, NY 12065
  Quaker Road Office........     Owned         1995          N/A       1,220,516
  44 Quaker Road
  Queensbury, NY 12804
  Queensbury Office.........     Leased        1979      9/30/04         145,298
  739 Upper Glen Street
  Queensbury, NY 12804
  Whitehall Office..........     Owned         1971          N/A         232,710
  184 Broadway
  Whitehall, NY 12887

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to, nor is its property the subject of, any material pending legal proceeding, other than ordinary routine litigation incidental to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock is currently traded over the counter and quoted on the Nasdaq Stock Market National Market Tier under the symbol "TRYF." Because Troy Financial first issued stock on March 31, 1999, closing sale prices are available for the last two quarters of fiscal 1999 only. The following table sets forth the closing sale prices for the Common Stock for the periods indicated.

                                                 HIGH       LOW
                                                 ----       ---
                                 1999
                                 3rd quarter    $10.625   $10.000
                                 4th quarter    $11.250   $10.688

     No dividends were paid in fiscal 1999. The closing price of the Common Stock on September 30, 1999 was $10.8125. The approximate number of holders of record of the Company's Common Stock at September 30, 1999 was 4,600.

ITEM 6. SELECTED FINANCIAL DATA

     The following summary financial and other information about the Company is derived from the Company's audited consolidated financial statements for each of the five fiscal years ending September 30, 1999, 1998, 1997, 1996 and 1995.

                                                                         AT SEPTEMBER 30,
                                                     ---------------------------------------------------------------
                                                         1999           1998       1997          1996         1995
                                                     ------------  ------------------------   ----------   ---------
                                                                          (IN THOUSANDS)
               SELECTED FINANCIAL DATA:
                    Total assets.................    $ 915,096     $ 716,649   $     662,448  $   657,524  $ 629,652
                    Loans receivable, net........      556,142       457,321         468,160      451,822    408,615
                    Securities available for sale
                      (fair value)...............      280,871       197,758         117,552      148,917     44,725
                    Investment securities held to
                      maturity (amortized cost)...       2,534         3,483           4,000        4,515    102,096
                    Deposits.....................      563,373       578,202         572,397      564,606    552,462
                    Borrowings...................      148,933        47,464           4,728        9,899        842
                    Total equity.................      180,439        71,029          71,542       67,408     62,782

                                                                         YEAR ENDED SEPTEMBER 30,,
                                                     ---------------------------------------------------------------
                                                         1999           1998       1997             1996       1995
                                                     ---------     ---------   -------------   -----------  ---------
                                                                              (IN THOUSANDS)
               SUMMARY OF OPERATIONS:
               Interest and dividend income......    $  51,802     $  48,030   $      48,287   $    46,862  $  44,578
                    Interest expense.............       23,782        24,193          23,351        23,017     20,883
                                                     ---------     ---------   -------------   -----------  ---------
                      Net interest income........       28,020        23,837          24,936        23,845     23,695
                    Provision for loan losses....        3,250         4,050           3,900           928        965
                                                     ---------     ---------   -------------   -----------  ---------
                      Net interest income after
                         provision for loan losses      24,770        19,787          21,036        22,917     22,730
                                                     ---------     ---------   -------------   -----------  ---------
                    Non-interest income:
                      Service charges on deposits          892           858             822           802        809
                      Loan servicing fees........          523           432             460           443        430
                      Trust service fees.........          665           459             362           293        234
                      Net gains from securities
                        transactions                        17             8               4             1         34
                      Net gains (losses) from
                         mortgage loan sales.....          245            76              14           (14)        18
                      Other income...............          705           719           1,075         1,340        784
                                                     ---------     ---------   -------------   -----------  ---------
                         Total non-interest income       3,047         2,552           2,737         2,865      2,309
                                                     ---------     ---------   -------------   -----------  ---------
                    Non-interest expense:
                      Compensation and employee
                         Benefits................       10,839        10,218           9,573         9,009      7,596
                      Occupancy..................        2,094         2,101           2,089         1,956      1,519
                      Furniture, fixtures, and
                         Equipment...............          728         1,080             901           961        884
                      Computer charges...........        1,508         1,424           1,322         1,248      1,221
                      Professional, legal, and
                        other Fees..............         1,362           924             726           658        670
                      Printing, postage and
                         Telephone...............          707           614             559           543        521
                      Other real estate owned              781         1,087             380           499     (1,343)
                      Contributions .............        4,706         4,759             102           479         90
                      Other expenses.............        3,100         2,884           2,887         2,845      3,918
                                                     ---------     ---------   -------------   -----------  ---------
                         Total non-interest expense     25,825        25,091          18,539        18,198     15,076
                                                     ---------     ---------   -------------   -----------  ---------
                      Income (loss) before income
                        tax (benefit) expense......      1,992        (2,752)          5,234         7,584      9,963

                    Income tax (benefit) expense.          (85)       (1,874)          1,576         2,506      2,895
                                                     ----------    ---------   -------------   -----------  ---------
                    Net income (loss)............    $   2,077     $    (878)  $       3,658   $     5,078  $   7,068
                                                     =========     =========   =============   ===========  =========


                                                                                      (continued on following page)

                                                             AT OR FOR THE YEARS ENDED SEPTEMBER 30,
                                                     ----------------------------------------------------------
                                                         1999        1998         1997        1996        1995
                                                     ----------- -----------  ----------- ----------- ---------
                  SELECTED FINANCIAL RATIOS AND
                    OTHER DATA
                  Performance Ratios:
                    Return (loss) on average assets     0.57% (1)   0.27% (2)      0.55%       0.79%       1.15%
                    Return (loss) on average equity     3.43(1)     2.49(2)        5.22        7.84       11.97
                    Average equity to average total
                       Assets....................      16.60       10.80          10.57       10.05        9.56
                    Equity to total assets (period
                       end ).......................    19.72        9.91          10.80       10.25        9.97
                    Average interest earning
                       assets to
                       average interest bearing      122.89       113.96         112.29      110.80      110.12
                       liabilities...............
                    Net interest rate spread(3)..       3.17        3.32           3.50        3.49        3.65
                    Net interest rate margin(4)..       3.89        3.84           3.96        3.90        4.01
                    Efficiency ratio(5)..........      64.92(1)    71.22(2)       65.48       66.27       63.22
                    Operating expenses to average
                       assets ratio..............       2.64(1)     2.88(2)        2.74        2.75        2.66
                  ASSET QUALITY RATIOS:
                    Non-performing loans to total
                       Loans.....................       1.39        2.50           1.84        2.74        2.85
                    Non-performing assets to total
                       Assets....................       1.06        1.89           1.72        2.28        2.22
                    Allowance for loan losses to
                       total Loans...............       1.90        1.77           1.35        0.94        1.04
                    Allowance for loan losses to
                       Non-performing loans......     136.55       70.91          73.77       34.49       36.54
                  REGULATORY CAPITAL RATIOS
                  (CONSOLIDATED):
                    Leverage capital.............      21.21        9.89          10.64       10.20        9.83
                    Tier I risk-based capital....      28.71       14.02          15.01       14.48       15.21
                    Total risk-based capital.....      29.96       15.27          16.37       15.41       16.27
                  OTHER DATA:
                    Full-service banking offices.         14          14             13          13          13
                    Number of deposit accounts...     68,117      70,057         70,185      71,458      72,531

----------
(1) Excludes effect of the $4.1 million stock contribution to The Troy Savings Bank Community Foundation..

(2) Excludes effect of the $4.5 million contribution to The Troy Savings Bank Charitable Foundation.

(3) Net interest rate spread represents the difference between the tax effected yield on average interest earning assets and the rate on average interest bearing liabilities.

(4) Net interest rate margin represents the tax effected net interest income as a percentage of average interest earning assets.

(5) The efficiency ratio represents non-interest expenses less other real estate owned expense, divided by recurring revenues, such as net interest income on a tax effected basis and non-interest income, excluding gains and losses on securities.

SELECTED QUARTERLY DATA
Three Months Ended                           Sep 30,  Jun 30,  Mar. 31,   Dec 31,   Sep 30,    Jun 30,   Mar. 31,  Dec 31,
(In thousands, except per share data )       1999     1999     1999       1998      1998       1998      1998      1997
--------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income               $13,994   $13,346   $12,295    $12,167  $ 12,240    $11,762   $11,973  $ 12,055
Interest expense                             5,894     5,580     6,108      6,200     6,409      5,893     5,903     5,988
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                          8,100     7,766     6,187      5,967     5,831      5,869     6,070     6,067
--------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                      813       812       812        813     1,017      1,011     1,011     1,011
Total non-interest income                      798       780       846        623       618        619       665       650
Total non-interest expense                   5,666     4,900    10,418      4,841    10,178      4,886     4,589     5,438
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax
  Expense (benefit)                          2,419     2,834    (4,197)       936    (4,746)       591     1,135       268
Income tax expense (benefit)                   656       874    (1,848)       233    (2,380)       138       301        67
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                          $ 1,763   $ 1,960  $ (2,349)     $ 703  $ (2,366)     $ 453    $  834      $201
--------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share               (1) $  0.16   $  0.16         --      --           --        --        --        --
Diluted earnings per share             (1) $  0.16   $  0.16         --      --           --        --        --        --
--------------------------------------------------------------------------------------------------------------------------------

(1) Earnings per share data only applies to periods since the Company's initial public offering on March 31, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Troy Financial was formed in December 1998 to be the bank holding company of the Bank upon the Bank's conversion from a New York-chartered mutual savings bank to a New York-chartered stock savings bank. Upon the Bank's conversion on March 31, 1999, Troy Financial completed its initial public offering of stock, issuing 12,139,021 shares of common stock, par value $.0001 per share ("Common Stock"), including 408,446 shares contributed to The Troy Savings Bank Community Foundation ( the "Foundation"). Troy Financial sold 11,730,575 shares of Common Stock at a price of $10 per share through a subscription offering to certain depositors of the Bank. Net proceeds to Troy Financial from the offering were $113.7 million after conversion costs and offering costs. Troy Financial invested approximately $57 million of the net proceeds as capital of the Bank, and Troy Financial used $9.6 million of the net proceeds from the conversion to fund a loan to the Bank's employee stock ownership plan (the "ESOP") which allowed the ESOP to purchase 971,122 shares of Common Stock in the open market. Troy Financial's Common Stock is traded on the Nasdaq Stock Market's National Market Tier under the symbol "TRYF."

     The consolidated financial condition and operating results of Troy Financial are primarily dependent upon its wholly owned subsidiary, the Bank, and the Bank's subsidiaries, and all references to Troy Financial prior to March 31, 1999, except where otherwise indicated, are to the Bank.

     The Bank is a community based, full service financial institution offering a wide variety of business and retail banking products. The Bank and its subsidiaries also offer a full range of trust, insurance, and investment services. Troy Financial also intends to apply to establish a commercial bank and trust company that can accept municipal deposits to complement Troy Financial's municipal investment activities. The Bank's primary sources of funds are deposits and borrowings, which it uses to originate real estate mortgages, both residential and commercial, commercial business loans, and consumer loans throughout its primary market area which consists of the six New York counties of Albany, Saratoga, Schenectady, Warren, Washington, and Rensselaer (Troy).

     Troy Financial's profitability, like many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between the interest it receives on interest earning assets, such as loans and investments, and the interest it pays on interest bearing liabilities, principally deposits and borrowings.

     Results of operations are also affected by the Bank's provision for loan losses, non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses and to a lesser extent, non-interest income such as mortgage servicing fees and service charges on deposit accounts. Financial institutions in general, including Troy Financial, are significantly affected by economic conditions, competition and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions and funds availability. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Bank's primary market area.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

     Troy Financial's total assets were $915.1 million at September 30, 1999, an increase of $198.5 million, or 27.7% from the $716.6 million at September 30, 1998. The $198.5 million increase was principally due to net proceeds from Troy Financial's initial stock offering of $113.7 million as well as a $100.3 million increase in borrowings from the Federal Home Loan Bank of New York ("FHLB"), which was partially offset by a $14.8 million decrease in deposits, primarily attributable to authorized withdrawals from deposit accounts to pay for subscription orders in the stock offering. The funds were principally invested in loans and securities available for sale, primarily commercial real estate loans, commercial business loans, and U. S. Government agency discount bonds.

     Cash and cash equivalents were $35.9 million at September 30, 1999, an increase of $18.0 million from the $17.9 million at September 30, 1998. The increase principally reflects the Bank's determination to hold excess cash reserves in anticipation of an increased demand for cash by depositors in the quarter ending December 31, 1999 in anticipation of Year 2000 liquidity needs.

     The Bank's securities available for sale portfolio was $280.9 million at September 30, 1999, an increase of $83.1 million, or 42% over the $197.8 million as of September 30, 1998. The increase in securities was principally due to a $54.8 million increase in U.S. Government securities and agency obligations, a $21.6 million increase in obligations of states and political subdivisions, a $4.0 million increase in FHLB stock, and a $13.4 million increase in mortgage backed securities, partially offset by a $11.3 million decrease in corporate debt securities. The Bank used approximately eighty percent of its FHLB borrowings to fund the purchase of government discount bonds in order to maintain its qualifying assets ratio at its current level to preserve favorable New York State bad debt deduction rates.

     Total loans receivable were $566.9 million as of September 30, 1999, an increase of $101.3 million or 21.8% over the $465.6 million as of September 30, 1998. Commercial real estate loans increased $50.5 million to $216.7 million at September 30, 1999 or 38.2% of total loans, from $166.2 million at September 30, 1998, or 35.7% of total loans. Commercial business loans increased $21.1 million to $66.3 million, or 11.7% of total loans at September 30, 1999, up from $45.2 million, or 9.7% of total loans at September 30, 1998. The increase in commercial real estate loans and commercial business loans is consistent with Troy Financial's strategy to increase these loan portfolios as part of its emphasis on commercial banking activities. Residential real estate loans increased $19.2 million, or 9.5%, as Troy Financial elected to hold 15 year fixed rate residential mortgages in its portfolio instead of selling them in the secondary mortgage market. Residential loans as a percentage of total loans decreased from 43.5% to 39.1%. The consumer loan portfolio increased $6.9 million from $42.0 million at September 30, 1998 to $48.9 million at September 30, 1999. The increase in the consumer loan portfolio was principally the result of a direct mail marketing program implemented in the quarter ended June 30, 1999. Although the consumer loan portfolio increased in dollars, as a percentage of total loans it decreased from 9.0% at September 30, 1998 to 8.6% at September 30, 1999.

                                    At September 30,
                                        1999                      1998                      1997                      1996
                                      --------                  --------                  --------                  --------
                                                     % of                      % of                      % of
                                       Amount       Total        Amount       Total        Amount       Total        Amount
                                    -------------------------------------------------------------------------------------------
(Dollars in thousands)
Real estate loans:
  Residential mortgage                  $221,721       39.11%     $202,511       43.50%     $214,638       45.23%     $204,879
  Commercial                             216,700       38.22%      166,186       35.69%      184,561       38.89%      191,624
  Construction                            13,761        2.43%       10,052        2.16%       15,508        3.27%       12,999
     Total real estate loans             452,182       79.76%      378,749       81.35%      414,707       87.39%      409,502
  Commercial business loans               66,274       11.69%       45,156        9.70%       29,961        6.31%       24,762
Consumer loans:
  Home equity lines of credit              6,776        1.20%        8,575        1.84%        9,883        2.08%        9,387
  Other consumer                          42,081        7.42%       33,445        7.18%       20,539        4.33%       13,159
     Total consumer loans                 48,857        8.62%       42,020        9.02%       30,422        6.41%       22,546
     Gross loans                         567,313                   465,925                   475,090                   456,810
     Net deferred loan fees and
       costs and unearned
          discount                          -407       -0.07%         -344       -0.07%         -501       -0.11%         -684
     Total loans                        $566,906      100.00%     $465,581      100.00%     $474,589      100.00%     $456,126
     Allowance for loan losses           -10,764                    -8,260                    -6,429                    -4,304
      Total loans receivable, net       $556,142                  $457,321                  $468,160                  $451,822


                                                     1995
                                                   ------
                                        % of                      % of
                                       Total        Amount        Total
                                    ----------------------------------------
(Dollars in thousands)
Real estate loans:
  Residential mortgage                    44.92%     $193,720        46.92%
  Commercial                              42.01%      171,830        41.61%
  Construction                             2.85%        9,354         2.27%
     Total real estate loans              89.78%      374,904        90.80%
  Commercial business loans                5.43%       19,038         4.61%
Consumer loans:
  Home equity lines of credit              2.06%        8,620         2.09%
  Other consumer                           2.88%       11,140         2.69%
     Total consumer loans                  4.94%       19,760         4.78%
     Gross loans                                      413,702
     Net deferred loan fees and
       costs and unearned
          discount                        -0.15%         -790        -0.19%
     Total loans                         100.00%     $412,912       100.00%
     Allowance for loan losses                         -4,297
      Total loans receivable, net                    $408,615

     Non-performing assets at September 30, 1999 were $9.7 million, or 1.06% of total assets, compared to $13.5 million, or 1.89% of total assets at September 30, 1998. The $3.8 million decrease in non-performing loans at September 30, 1999 as compared to September 30, 1998 was attributable primarily to the repayment during fiscal 1999 of three commercial real estate loans.

Non-performing Assets Schedule
September 30,
                                   -----------------------------------------------------------------------------------------------
                                           1999               1998               1997              1996               1995
                                   -----------------------------------------------------------------------------------------------
                                                                     ( DOLLARS IN THOUSANDS )
Non-accrual Loans:
  Real Estate Loans:
   Residential Mortgage                          $2,707            $2,900             $2,598            $3,418             $3,676
   Commercial Mortgage                            4,210             6,327              3,438             6,613              4,241
   Construction                                      --                 --               350               516                 --
     Total Real Estate Loans                      6,917             9,227              6,386            10,547              7,917
  Commercial Business Loans                          10                31                 33               105                236
  Home Equity Lines of Credit                        58               259                 --                --                 --
  Other Consumer Loans                              282                50                 40                17                  2
                                   -----------------------------------------------------------------------------------------------
     Total Non-accrual Loans                      7,267             9,567              6,459            10,669              8,155
                                   -----------------------------------------------------------------------------------------------

Loans Contractually Past Due
    90 Days or More
 Other Than Non-accruing                             --                --                 --                --                  4
Troubled Debt Restructurings                        616             2,081              2,256             1,810              3,602
                                   -----------------------------------------------------------------------------------------------
Total Non-performing Loans                        7,883            11,648              8,715            12,479             11,761
Other Real Estate Owned Assets:
  Residential Real Estate                            76               345                589               622                 67
  Commercial Real Estate                          1,769             1,527              2,101             1,903              2,122
                                   -----------------------------------------------------------------------------------------------
     Total Real Estate Owned                      1,845             1,872              2,690             2,525              2,189
     Total Non-performing Assets                 $9,728           $13,520            $11,405           $15,004            $13,950
                                   ===============================================================================================
Allowance for Loan Losses                       $10,764            $8,260             $6,429            $4,304             $4,297
                                   ===============================================================================================
Allowance for Loan Losses
as a Percentage of
Non-performing Loans                            136.55%            70.91%             73.77%            34.49%             36.54%
                                   ===============================================================================================
Non-performing Loans
as a Percentage of
Total Loans                                       1.39%             2.50%              1.84%             2.74%              2.85%
                                   ===============================================================================================
Non-performing Assets
as a Percentage of
Total Assets                                      1.06%             1.89%              1.72%             2.28%              2.22%
                                   ===============================================================================================

     The allowance for loan losses is established through a provision for loan losses charged to earnings based on Troy Financial's evaluation of risks inherent in its entire loan portfolio. Such evaluation, which includes a review of all known loans for which full collectibility may not be reasonably assured, considers the market value of the underlying collateral, growth and composition of the loan portfolio, delinquency trends, adverse situations that may affect borrowers' ability to repay, prevailing economic conditions and trends and other factors that warrant recognition in providing for an adequate allowance for loan losses.

Allowance for loan losses
For the years ended September 30,              1999            1998           1997             1996                1995
                                           ---------------------------------------------------------------------------------------
                                                          ( Dollars in thousands )
Total loans outstanding
  ( at end of period )                       $566,906        $465,581         $474,589        $456,126            $412,912
                                           =======================================================================================
Average total loans outstanding              $505,489        $467,406         $471,779        $432,569            $398,793
                                           =======================================================================================
Allowance for loan losses
  at beginning of year                         $8,260          $6,429           $4,304          $4,297              $4,190
                                           ---------------------------------------------------------------------------------------
Loan charge-offs:
     Residential Real Estate                     (362)           (521)            (320)           (578)               (199)
     Commercial Real Estate                      (252)         (1,612)          (1,286)           (165)               (392)
     Construction Real Estate                      --            (130)            (140)           (401)                (82)
     Commercial Business                          (75)            (51)            (110)            (17)               (286)
     Home Equity Lines of Credit                   --              --               --              --                  (3)
     Other Consumer Loans                        (306)           (132)             (34)             (8)                (72)
                                           --------------------------------------------------------------------------------------
        Total charge-offs                        (995)         (2,446)          (1,890)         (1,169)             (1,034)
                                           --------------------------------------------------------------------------------------

Loan recoveries:
     Residential Real Estate                       40             147               80              92                  34
     Commercial Real Estate                       176              57               13              83                  94
     Construction Real Estate                      13              --               --              58                  --
     Commercial Business                            8               4               12               9                   9
     Home Equity Lines of Credit                   --              --               --               1                   4
     Other Consumer Loans                          12              19               10               5                  35
                                           --------------------------------------------------------------------------------------
        Total recoveries                          249             227              115             248                 176
                                           --------------------------------------------------------------------------------------
Loan charge-offs ( net of recoveries )           (746)         (2,219)          (1,775)           (921)               (858)
Provision charged to operations                 3,250           4,050            3,900             928                 968
                                           --------------------------------------------------------------------------------------
Allowance for loan losses, at end of year     $10,764          $8,260           $6,429          $4,304              $4,297
                                           ======================================================================================

Ratio of net charge-offs during the year
  to Average loans outstanding during
  the year                                       0.15%           0.48%            0.38%           0.21%               0.22%
Allowance as a percentage of
  non-performing loans                         136.55%          70.91%           73.77%          34.49%              36.54%
Allowance as a percentage of total loans
  ( end of year )                                1.90%           1.77%            1.35%           0.94%               1.04%

     While Troy Financial believes it uses the best information available to determine the allowance for loan losses, unforeseen economic and market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Troy Financial's allowance for loan losses and other real estate owned. Such agencies may require Troy Financial to recognize additions to the allowance for loan losses or writedowns of other real estate owned based on their judgements about information available to them at the time of their examination which may not be currently available to management. Management believes Troy Financial's allowance for loan losses is adequate at September 30, 1999; however, future adjustments could be necessary and Troy Financial's results of operations could be adversely affected if circumstances differ substantially from the assumptions used in the determination of the allowance for loan losses.

ANALYSIS OF NET INTEREST INCOME

     Troy Financial's earnings are dependent largely on its net interest income, which is the difference between the amount that Troy Financial receives from its interest earning assets and the amount that Troy Financial pays out on its interest bearing liabilities.

     Average Balance Sheet. The following table sets forth certain information relating to Troy Financial's interest earning assets and interest bearing liabilities for the periods indicated. The yields and rates were derived by dividing tax effected interest income or interest expense by the average balance of assets or liabilities, respectively, for the periods shown. Statutory tax rates were used to calculate tax exempt income on a tax equivalent basis. Average balances were computed based on average monthly balances. Management believes that the use of average monthly balances instead of daily balances does not have a material effect on the information presented. The yields on loans include deferred fees and discounts which are considered yield adjustments. Non-accruing loans have been included in loan balances. The yield on securities available for sale is computed based on amortized cost.

                                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                          -------------------------------------------------------------------------------------
                                                            1999                                      1998
                                                                         AVERAGE                                   AVERAGE
                                             AVERAGE                     YIELD/        AVERAGE                     YIELD/
                                             BALANCE      INTEREST        RATE         BALANCE      INTEREST        RATE
                                          -------------------------------------------------------------------------------------
                                                                        ( DOLLARS IN THOUSANDS )
INTEREST EARNING ASSETS:
Total loans                                    $505,489       $39,523         7.82%      $467,405       $38,315         8.20%
Loans held for sale                               5,803           406         6.99%         6,830           527         7.72%
Investment securities held
to maturity                                       2,826           222         7.86%         3,753           300         7.99%
Securities available for sale
  Taxable                                       132,689         7,108         5.36%        69,171         4,121         5.96%
  Tax-exempt                                     58,020         3,407         5.87%        55,996         3,286         5.87%
                                          -------------------------------------------------------------------------------------
     Total securities available for sale        190,709        10,515         5.51%       125,167         7,407         5.92%
Federal funds sold and other
  Short-term investments                         46,745         2,371         5.07%        45,631         2,553         5.59%
                                          -------------------------------------------------------------------------------------
        Total earning assets                    751,572        53,037         7.06%       648,786        49,102         7.57%
                                                               ------                                    ------

Allowance for loan losses                       (9,702)                                   (6,725)

Cash & due from banks                            16,898                                    10,782
Other non-earning assets                         35,653                                    25,311
                                                 ------                                    ------
Total assets                                   $794,421                                  $678,154
                                               ========                                  ========
                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                         ------------------------------------------
                                                          1997
                                                                       AVERAGE
                                           AVERAGE                      YIELD/
                                           BALANCE      INTEREST         RATE
                                         ------------------------------------------
                                                  ( DOLLARS IN THOUSANDS )
Interest earning assets:
Total loans                                  $471,779       $38,851          8.23%
Loans held for sale                             2,743           199          7.25%
Investment securities held
to maturity                                     4,266           353          8.27%
Securities available for sale
  Taxable                                     121,483         7,262          5.98%
  Tax-exempt                                    3,195           184          5.76%
                                         ------------------------------------------
     Total securities available for sale      124,678         7,446          5.97%
Federal funds sold and other
  Short-term investments                       27,560         1,503          5.45%
                                         ------------------------------------------
        Total earning assets                  631,026        48,352          7.66%
                                                             ------

Allowance for loan losses                     (4,703)

Cash & due from banks                          12,077
Other non-earning assets                       23,822
                                               ------
Total assets                                 $662,222
                                             ========

(continued)

                                                                FOR THE YEARS ENDED SEPTEMBER 30,
                                          -------------------------------------------------------------------------------------
                                                            1999                                      1998
                                                                         AVERAGE                                   AVERAGE
                                             AVERAGE                     YIELD/        AVERAGE                     YIELD/
                                             BALANCE      INTEREST        RATE         BALANCE      INTEREST        RATE
                                          -------------------------------------------------------------------------------------
                                                                     ( DOLLARS IN THOUSANDS )

INTEREST BEARING LIABILITIES:
Deposits:
  NOW and Super N.O.W. accounts                 $80,596        $1,758         2.18%       $77,010        $1,696         2.20%
  Money market deposit accounts                  18,500           555         3.00%        13,995           431         3.08%
  Savings accounts                              195,558         5,581         2.85%       195,177         6,451         3.31%
  Time deposits accounts                        243,978        12,261         5.04%       264,538        14,701         5.56%
  Stock subscription  funds in Escrow             9,069           253         2.79%             -             -             -
  Escrow accounts                                 3,277            62         1.89%         3,704            60         1.62%
                                          -------------------------------------------------------------------------------------
        Total interest-bearing deposits         550,978        20,470         3.72%       554,424        23,339         4.21%
Borrowings:
  Securities sold under agreements to
    Repurchase                                    3,286           102         3.10%         1,222            33         2.70%
  Other short-term borrowings                    12,581           633         5.04%            -             -             -
  Long term-debt                                 44,720         2,577         5.76%        13,681           821         6.00%
                                          -------------------------------------------------------------------------------------
        Total borrowings                         60,587         3,312         5.47%        14,903           854         5.73%

        Total interest-bearing                  611,565        23,782         3.89%       569,327        24,193         4.25%
          liabilities

Demand deposits                                  33,860                                    25,399
Other non-interest bearing liabilities           17,088                                    10,726
Total shareholders' equity                      131,908                                    72,702
                                                -------                                    ------
Total liabilities and shareholders'            $794,421                                  $678,154
                                               ========                                  ========
equity

Interest rate spread                                                          3.17%                                     3.32%
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AND
  NET INTEREST MARGIN                                          29,255         3.89%                      24,909         3.84%
                                                        ============================              ============================

Ratio of interest-earning assets to
  Interest-bearing liabilities                                              122.89%                                   113.96%

Tax equivalent adjustment                                       1,235                                     1,072

Net interest income as per consolidated
financial statements                                          $28,020                                   $23,837
                                                        ==============                            ==============



                                               FOR THE YEARS ENDED SEPTEMBER 30,
                                          ------------------------------------------
                                                           1997
                                                                        AVERAGE
                                            AVERAGE                      YIELD/
                                            BALANCE      INTEREST         RATE
                                          ------------------------------------------
                                                    ( DOLLARS IN THOUSANDS )
Interest bearing liabilities:
Deposits:
  NOW and Super N.O.W. accounts                $71,581        $1,590          2.22%
  Money market deposit accounts                 14,168           433          3.06%
  Savings accounts                             201,612         6,647          3.30%
  Time deposits accounts                       261,032        14,087          5.40%
  Stock subscription  funds in Escrow                -             -             -
  Escrow accounts                                3,941            55          1.40%
                                          ------------------------------------------
        Total interest-bearing deposits        552,334        22,812          4.13%
Borrowings:
  Securities sold under agreements to
    Repurchase                                     704            29          4.12%
  Other short-term borrowings                    4,403           242          5.50%
  Long term-debt                                 4,540           268          5.90%
                                          ------------------------------------------
        Total borrowings                         9,647           539          5.59%
        Total interest-bearing                 561,981        23,351          4.16%
           liabilities
Demand deposits                                 20,676
Other non-interest bearing liabilities           9,554
Total shareholders' equity                      70,011
                                                ------
Total liabilities and shareholders'           $662,222
  equity                                      ========


Interest rate spread                                                          3.50%
------------------------------------------------------------------------------------
Net interest income and
  Net interest margin                                         25,001          3.96%
                                                       =============================

Ratio of interest-earning assets to
  Interest-bearing liabilities                                              112.29%

Tax equivalent adjustment                                         65

Net interest income as per consolidated
financial statements                                         $24,936
                                                       ==============

     Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected Troy Financial's interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

     (1)  changes   attributable   to  changes  in  volume  (changes  in  volume
          multiplied by prior year rate);

     (2) changes attributable to changes in rate (changes in rate multiplied by prior year volume); and

     The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                        -------------------------------------------------------------------------------
                                          FOR THE YEAR ENDED SEPTEMBER 30, 1999  FOR THE YEAR ENDED SEPTEMBER 30, 1998
                                                       COMPARED TO                          COMPARED TO
                                            THE YEAR ENDED SEPTEMBER 30, 1998      THE YEAR ENDED SEPTEMBER 30, 1997
                                        --------------------------------------- ---------------------------------------
                                        -------------------------------------------------------------------------------
                                                                                 INCREASE (DECREASE)
                                                     DUE TO                               DUE TO
                                            ------------------------               --------------------
                                              VOLUME         RATE         NET         VOLUME       RATE      NET
                                              ------         ----         ---         ------       ----      ---
INTEREST-EARNING ASSETS:
  TOTAL LOANS                                  3,636       (2,427)        1,209        (342)      (194)         (536)
  LOANS HELD FOR SALE                           (75)          (47)        (122)          315         13           328
    INVESTMENT SECURITIES                       (73)           (5)         (78)         (41)       (12)          (53)
    SECURITIES AVAILABLE FOR SALE
     TAXABLE                                   3,355         (368)        2,987      (3,117)       (24)       (3,141)
     TAX-EXEMPT                                  119             2          121        3,098          4        3,102
----------------------------------------------------------------------------------------------------------------------
      TOTAL SECURITIES AVAILABLE FOR SALE      3,474         (366)        3,108         (19)       (20)          (39)
    FEDERAL FUNDS SOLD AND
      OTHER SHORT-TERM INVESTMENTS                65         (247)        (182)        1,011         39        1,050
----------------------------------------------------------------------------------------------------------------------
               TOTAL EARNING ASSETS            7,027       (3,092)        3,935          924      (174)           750

INTEREST-BEARING LIABILITIES:
  DEPOSITS:
    N.O.W. AND SUPER N.O.W. ACCOUNTS              78          (17)           61          120       (14)           106
    MONEY MARKET DEPOSIT ACCOUNTS                135          (11)          124          (5)          3           (2)
    SAVINGS ACCOUNTS                              13         (882)        (869)        (216)         20         (196)
    TIME DEPOSIT ACCOUNTS                    (1,093)       (1,346)      (2,439)          189        425           614
    STOCK SUBSCRIPTION FUNDS IN ESCROW           127           126          253                      --            --
    ESCROW ACCOUNTS                              (4)             6            2          (2)          7             5
----------------------------------------------------------------------------------------------------------------------
            TOTAL INTEREST-BEARING DEPOSITS    (744)       (2,124)      (2,868)           86        441           527
  BORROWINGS:
    SECURITIES SOLD UNDER
     AGREEMENTS TO REPURCHASE                     63             5           68            7        (3)             4
    OTHER SHORT-TERM BORROWINGS                  634             0          634        (121)      (121)         (242)
    LONG-TERM DEBT                             1,787          (32)        1,755          548          5           553
----------------------------------------------------------------------------------------------------------------------
           TOTAL BORROWINGS                    2,484          (27)        2,457          434      (119)           315
----------------------------------------------------------------------------------------------------------------------
           TOTAL INTEREST-BEARING LIABILITIES  1,740       (2,151)        (411)          520        322           842
----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                            5,287         (941)        4,346          404      (496)          (92)
                                             =========================================================================

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

     General. Troy Financial recorded net income of $2.1 million for the year ended September 30, 1999, compared to a net loss of $878,000 for the year ended September 30, 1998. The increase was principally the result of higher net interest income, lower provision for loan losses, and higher non-interest income, partially offset by higher non-interest expenses and income tax expense. Troy Financial's earnings per share were $0.32 for the period April 1, 1999 through September 30, 1999, following the initial public offering.

     Net Interest Income. Net interest income on a tax equivalent basis for the year ended September 30, 1999, was $29.3 million, an increase of $4.3 million, or 17.4%, when compared to the year ended September 30, 1998. The increase was primarily attributable to a $102.8 million increase in average interest earning assets which more than offset the $42.2 million increase in average interest bearing liabilities. The increase in interest earning assets was principally funded by the net proceeds received from the initial public offering and a $45.7 million increase in average borrowings. Net interest income was also positively affected by the 36 basis point decrease in average cost of funds, which partially offset the 51 basis point decrease in average yield on average interest earning assets. Troy Financial has utilized longer term borrowings with the FHLB to provide some stability in its funding costs and to match the maturities of some of its longer term commercial real estate loans.

     Interest and dividend income for the year ended September 30, 1999 was $53.0 million on a tax equivalent basis, an increase of $3.9 million, or 8.0%, over the prior year. The increase in the volume of earning assets more than offset the 51 basis point decrease in the average yield on earning assets.

     The average balance of taxable available for sale securities increased by $63.5 million for the year ended September 30, 1999, compared to 1998, which offset the 60 basis points decrease in average yield. Troy Financial has invested primarily in short-term government agency discount bonds providing liquidity comparable to federal funds while still offering a yield greater than the 5.07% average yield for federal funds sold and other short term investments. The average loan yield for the year ended September 30, 1999 was 7.82%, down 38 basis points from the previous year, but 246 basis points higher than the 5.36% average yield on taxable available for sale securities. Troy Financial has also invested in tax-exempt municipal securities, primarily maturing within one year. The average tax equivalent yield on these securities for 1999 was 5.87%, similar to the yield in 1998 and 80 basis points higher than the average yield on federal funds sold and other short term investments for the year ended September 30, 1999.

     Interest expense for the year ended September 30, 1999, was $23.8 million, a decrease of $411,000, or 1.7% over the year ended September 30, 1998. The change was principally due to a 36 basis point decrease in the average cost of funds, which more than offset the increase in average volume of interest bearing liabilities. The average balance of interest bearing liabilities was $611.6 million for the year ended September 30, 1999, an increase of $42.2 million, or 7.4%, primarily attributable to an increase in average borrowings of $45.7 million, which offset a $3.4 million decrease in average interest bearing deposits, primarily the result of approximately $26 million in authorized withdrawals from deposit accounts to pay for stock subscription orders, net of deposit growth. The average balance of FHLB borrowings was $57.3 million for the year ended September 30, 1999, as compared to $13.7 million in the previous year. The increase in average FHLB debt more than offset the $20.6 million decline in average time deposit accounts, which Troy Financial experienced as a result of the decrease in time deposits rates.

     Troy Financial's net interest margin was 3.89% for the year ended September 30, 1999, compared to 3.84% for 1998. The slight increase in net interest margin reflects a $102.8 million increase in average earning assets, due primarily to Troy Financial's initial public offering and higher borrowings, which more than offset the 51 basis point decline in average yield on earning assets, and the 36 basis point decrease in average cost of funds, which more than offset the increase in average interest bearing liabilities. The decline in average cost of funds was principally caused by the decrease in rates paid on savings accounts and time deposits as well as the decrease in average rates paid on FHLB borrowings, which was partially offset by the increase in average borrowings. The decrease in the yield on interest earning assets was caused by the investment of a substantial portion of the offering proceeds in short-term government agency bonds and federal funds, with lower yields than long-term securities, but which provide the liquidity required to fund higher yielding loan growth.

     Provision For Loan Losses. The provision for loan losses was $3.3 million for fiscal 1999, compared to $4.1 million for fiscal 1998. The decrease in the provision was primarily attributable to a reduction in non-performing loans of $3.8 million from $11.6 million at September 30, 1998 to $7.9 million at September 30, 1999. The allowance for loan losses provides coverage of 136.6% of non-performing loans at September 30, 1999, as compared to 70.9% as of September 30, 1998. The percentage of the allowance for loan losses to period end loans was 1.90% and 1.77% for fiscal years ended 1999 and 1998, respectively. The decrease in provision was also the result of a decrease of $1.5 million in net charge-offs to $746,000 for the year ended September 30, 1999 compared to the prior year.

     In determining the appropriate provision for loan losses, management also considers general economic conditions and real estate trends in Troy Financial's market area, both of which can impact the inherent risk of loss in Troy Financial's current loan portfolio. Troy Financial anticipates its provision for loan losses to remain at approximately its current levels through at least the first fiscal quarter ending December 31, 1999 and for its allowance for loan losses to continue to increase, as the mix of Troy Financial's loan portfolio includes an increasing percentage of higher credit risk loan types, such as commercial real estate loans and commercial business loans. Commercial real estate loans and commercial business loans now represent 49.9% of the total loan portfolio at September 30, 1999 compared to 45.4% at September 30, 1998.

     Non-Interest Income. Non-interest income was $3.0 million for the year ended September 30, 1999, an increase of $495,000, or 19.4% from the year ended September 30, 1998. The increase was principally caused by increases in net gains from mortgage loan sales, trust service fees, loan servicing fees, and service charges on deposits. Net gains from mortgage loan sales were up $169,000, or 222.4%, during the year ended September 30, 1999, as compared to 1998. Trust service fees were up $206,000, or 44.9%, as a result of a higher balance of assets managed than in the prior year. Loan servicing fees were up $91,000, or 21.1% as a result of a higher balance of loans serviced for the year ended September 30, 1999, as compared to the year ended September 30, 1998. Service charges on deposit accounts were up $34,000, or 4.0%, compared to the prior year, due primarily to a $20.7 million increase in transaction accounts from September 30, 1999 to September 30, 1998.

     Non-Interest Expense. Non-interest expense for the year ended September 30, 1999 was $25.8 million, an increase of $734,000, or 2.9%, over the prior year. During fiscal 1999, Troy Financial established a Community Foundation to which it contributed 408,446 shares of common stock. In connection with this contribution of common stock to the Community Foundation, Troy Financial recorded a pre-tax expense equal to the value of the contribution ($4.1 million ) in the second quarter of fiscal 1999. In fiscal 1999, in addition to the contribution of common stock to the Community Foundation, Troy Financial also contributed the Troy Savings Bank Music Hall to the Music Hall Foundation. The pre-tax expense related to this contribution was $229,000. Under the Internal Revenue Code ("IRC"), there is an annual charitable deduction limitation of 10% of our annual, pre-contribution, taxable income. The non-deductible part of our contribution expense, however, may be carried forward for five years, subject to the annual 10% limitation. To the extent that our charitable deductions exceed this 10% deduction limitation, based on estimated future taxable income, we would not be able to recognize the full tax benefit associated with our contributions. However, based on anticipated future taxable income we believe that we will be able to deduct the full amount of the contributions over the next five years. The contribution of common stock to the Community Foundation is intended to allow our local communities to share in our potential growth and any profitability over the long term.

     Troy Financial's future contribution expense will decline as a result of these foundations. In fiscal years 1999, 1998 and 1997, the direct costs paid by Troy Financial, excluding any allocated cost, associated with operating the Music Hall were $81,000, $78,000 and $88,000, respectively. As Troy Financial no longer owns the Music Hall, these expenses will no longer impact Troy Financial's financial results.

          Also contributing to Troy Financial's increased non-interest expense for the year ended September 30, 1999 was a $621,000 increase in compensation and employee benefits expense during the year ended September 30, 1999, as compared to the prior year, as Troy Financial began to record expenses for its employee stock ownership plan and supplemental retirement and benefit restoration plan for certain executive officers, both of which were adopted in connection with the Bank's conversion to the stock form. The increase in expense was partially offset by a reduction in staffing levels over the comparable period last year. Professional, legal and other fees increased by $438,000, or 47.4% for the year ended September 30, 1999, over the prior year, primarily caused by increased fees associated with operating a stock form organization as compared to a mutual savings bank. Other real estate owned expense was down $306,000, or 28.2%, for the year ended September 30, 1999, as compared to 1998. The decrease in expense was principally caused by a decrease in foreclosure costs. Other expense increased by $216,000, or 7.5%, for the year ended September 30, 1999, as compared to 1998. This increase was primarily attributable to $408,000 for Y2K remediation expenses, an increase of $107,000 for advertising, partially offset by a reduction in subsidiary operating expenses in the year ended September 30, 1999.

     Income Taxes. Income tax benefit for the year ended September 30, 1999, was $85,000, as compared to an income tax benefit of $1.9 million for 1998. The decrease in income tax benefit was primarily caused by the $4.7 million increase in income before taxes for the year ended September 30, 1999, as compared to the prior year.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     General. The Company had a net loss of $878,000 for the year ended September 30, 1998, compared to net income of $3.7 million for the year ended September 30, 1997. The 1998 net loss was primarily the result of a $4.8 million contribution expense, $4.5 million of which was related to the Company's cash contribution and commitment to The Troy Savings Bank Charitable Foundation ("Charitable Foundation"). Also contributing to the loss were increases in the Company's other real estate owned expense and compensation and employee benefits expense of $707,000 and $645,000, respectively, for the year ended September 30, 1998. These increased expenses were partially offset by a $3.5 million decrease in income tax expense in fiscal 1998 as compared to fiscal 1997, primarily associated with the tax benefit recorded in connection with the Company's contribution and binding, irrevocable commitment to the Charitable Foundation and otherwise reduced income before taxes.

     Net Interest Income. The Company's tax equivalent net interest income for the year ended September 30, 1998 was $24.9 million, down $92,000, compared to the year ended September 30, 1997. This decrease was primarily the result of a nine basis point decrease in yield on average interest earning assets and a nine basis point increase in the rate paid on average interest bearing liabilities. A $17.8 million increase in average interest earning assets, which exceeded the $7.3 million increase in average interest bearing liabilities by $10.5 million, partially offset the impact of the decline in yields on the Company's interest earning assets. The Company's net interest margin for the year ended September 30, 1998 was 3.84%, a decrease of 12 basis points from 3.96% for the year ended September 30, 1997. The yield on average interest earning assets decreased from 7.66% to 7.57%, while the rate paid on average interest bearing liabilities increased from 4.16% to 4.25%.

     Interest Income. The Company's interest income for the year ended September 30, 1998 was $49.1 million, an increase from $48.4 million for the year ended September 30, 1997. Interest on loans decreased $536,000 from $38.9 million for the year ended September 30, 1997 to $38.3 million for the year ended September 30, 1998. The average balance of loans decreased $4.4 million to $467.4 million, and the average yield on loans decreased three basis points from 8.23% to 8.20% for the year ended September 30, 1998. Tax equivalent interest income on securities available for sale decreased by $39,000 and interest income on investment securities held to maturity declined by $53,000 for the year ended September 30, 1998. The average balance of securities available for sale increased only slightly from $124.7 million for the year ended September 30, 1997 to $125.2 million for the year ended September 30, 1998. At the same time, the tax effected average yield on securities available for sale decreased five basis points from 5.97% to 5.92%. The interest income on federal funds sold increased $1.0 million to $2.5 million, and the average balance of federal funds sold and other short-term investments increased from $27.6 million to $45.6 million. Reductions in market interest rates throughout 1998 led to changes in the mix of the Company's interest earning assets and changes in interest income. Lower loan rates resulted in increased residential loan refinancings and fixed rate loans. Because the Company sold most of its fixed rate residential loans, interest income on loans held for sale increased. The interest rate environment also resulted in increased refinancings by commercial mortgage customers, some of which refinanced with other institutions. The Company sought to take advantage of the interest rate environment by borrowing funds from the FHLB, and investing in short-term investments, thereby increasing short term interest income by $1.1 million. The Company continued to invest in short term federal funds due to the favorable short term interest rates offered by these instruments compared to other comparable investment alternatives. The average yield on federal funds sold and other short-term investments increased from 5.45% to 5.59%.

     Interest Expense. The Company's interest expense increased by $842,000 to $24.2 million for the year ended September 30, 1998. The increase is attributable to increased average balances and rates paid on deposits and borrowings. The two largest categories of interest bearing deposits are savings accounts and time deposits. Interest expense on savings accounts decreased by $196,000 to $6.5 million for the year ended September 30, 1998, primarily due to a $6.4 million decrease in the average balance of savings accounts. Interest on time deposits for the year ended September 30, 1998 was $14.7 million, up $614,000 from the year ended September 30, 1997. This increase was the result primarily of a 16 basis point increase in the rates paid on these deposits and a $3.5 million increase in the average balance of time deposits for the year ended September 30, 1998. Interest expense on the Company's NOW and money market accounts was relatively flat, increasing only $104,000 from fiscal 1997 to fiscal 1998. The slight increase was attributable to a $5.3 million increase in the average balances of these deposits accounts. Interest expense on the Company's borrowings increased $315,000 in fiscal 1998 compared to fiscal 1997. The increase is attributable to a $5.3 million increase in the average balance of borrowings, coupled with a 14 basis point increase in the average rate paid on borrowings. The increase in borrowings reflects the Company's use of alternative funding sources in lieu of relatively higher cost time deposit accounts.

     Provision for Loan Losses. The provision for loan losses was $4.1 million for fiscal 1998, compared to $3.9 million for fiscal 1997. Many of the adverse credit quality trends noted in fiscal 1997 continued into fiscal 1998. During fiscal 1998, net loan charge-offs were $2.2 million, representing a 25.0% increase from fiscal 1997, when net loan charge-offs were $1.8 million. In addition, nonperforming loans increased from $8.7 million at September 30, 1997 to $11.6 million at September 30, 1998. This increase is consistent with the trends noted at September 30, 1997 when significant increases in classified loans and loans 60 to 89 days delinquent were noted. In determining the appropriate provision for loan losses, management also considers general economic conditions and real estate trends in the Company's market area, both of which can impact the inherent risk of loss in the Company's current loan portfolio. Management believes that there has been a general decline in the real estate values in the Company's market area, resulting in a decrease in the values of the collateral securing much of the Company's loan portfolio. Management believes that this trend is reflected in the increased level of net loan charge-offs experienced in fiscal years 1998 and 1997 compared to fiscal years 1996, 1995 and 1994. In fiscal years 1998 and 1997, net loan charge-offs as a percentage of average loans were .48% and .38%, respectively, as compared to .21%, .22%, and .15% in fiscal years 1996, 1995, and 1994, respectively. The increased provision in fiscal 1998 also reflects the change in the mix of assets in the Company's loan portfolio as commercial business loans and consumer loans increased as a percentage of total loans from 6.31% and 6.41%, respectively, at September 30, 1997 to 9.70% and 9.02%, respectively, at September 30, 1998.

     Non-interest Income. The Company's non-interest income decreased by $185,000 to $2.6 million for the year ended September 30, 1998. A $356,000 decrease in the Company's other income and a $28,000 decrease in the Company's loan servicing fees contributed to the decline in non-interest income. Such declines were partially offset by the Company's trust service fees, net gains from mortgage loan sales and deposit service charges, which increased by $97,000, $62,000 and $36,000, respectively, from fiscal 1997 to fiscal 1998. The Company's other non-interest income in 1997 includes a one-time $389,000 federal affordable housing award. Service charges on deposits increased due to increases in demand deposit account balances and additional commercial relationships. Trust service fees increased due to increases in assets under management. These increases reflect the Company's strategy of becoming a more full service relationship institution. Net gains from mortgage loan sales increased as a result of the decline in mortgage rates and a corresponding increase in fixed rate loans held for sale.

     Non-interest Expense. The Company's non-interest expense increased 35.3% from $18.5 million for the year ended September 30, 1997 to $25.1 million for the year ended September 30, 1998. The primary cause of this increase was a $4.8 million contribution expense, all but $306,000 of which was related to The Company's cash contribution and binding, irrevocable commitment to the Charitable Foundation.

     Also contributing to the Company's increased non-interest expense for the year ended September 30, 1998 was a $707,000 increase in other real estate owned expense, a $645,000 increase in compensation and employee benefits expense, and a $198,000 increase in professional, legal and other fees expense. The increase in other real estate owned expense is attributable to losses on the disposals of, and additional writedowns taken on, the Company's foreclosed assets or other real estate owned. The increase in compensation expense was primarily related to general merit increases for the Company's employees during the year ended September 30, 1998, and, to a lesser extent, increased staffing levels and health insurance costs. The increase in professional, legal and other fees is a result of additional services relating to establishment of the Charitable Foundation, general business counseling and consulting costs, and costs associated with Year 2000 issues and system conversions.

     Income Taxes. For fiscal 1998, the Company recognized a $1.9 million income tax benefit, as compared to a $1.6 million income expense for the year ended September 30, 1997. The reduction in income tax expense is primarily the result of the fiscal 1998 pre-tax loss of $2.8 million as compared to the fiscal 1997 pre-tax income of $5.2 million. Also contributing to the change in income tax expense was an increase in the level of investments in tax exempt securities from an average investment of $3.2 million during fiscal 1997 to an average investment of $56.0 million during fiscal 1998, the result of which was a significant increase in tax exempt income.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is defined as the ability to generate cash flow to meet present and future financial obligations and commitments. Troy Financial's liquid assets include cash and cash equivalents, loans held for sale, securities held to maturity that mature within one year and securities available for sale. At September 30, 1999, Troy Financial's liquid assets as a percentage of deposits which have no withdrawal restrictions, time deposits which mature within one year, short-term borrowings (including repurchase agreements) and long-term debt maturing within one year was 52%.

     Troy Financial's primary sources of funds are deposits, borrowings and proceeds from the redemption and maturity of federal funds sold and other short-term securities. Although not a recurring source of funds, the sale of shares in the initial public offering provided significant funding in fiscal 1999. Troy Financial's primary cash outflows are new loan originations, purchases  of  securities,  and deposit  withdrawals.  Management  monitors  its
liquidity  position  on  a  daily  basis.   Although  maturities  and  scheduled
amortization of loans are a predictable source of funds, deposit outflows, mortgage prepayments and mortgage loan sales are greatly influenced by changes in interest rates, economic conditions, and competitors.

     Troy Financial attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, as well as FHLB advances. Management believes that the level of Troy Financial's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of Troy Financial's depositors, and meet all other daily obligations of Troy Financial.

     Consistent with its goals to operate a sound and profitable financial organization, Troy Financial actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. As of September 30, 1999 and 1998, total equity was $180.4 million and $71.0 million, respectively, or 19.7% and 9.9% of total assets at those respective dates. As of September 30, 1999, Troy Financial exceeded all of the capital requirements of the Federal Reserve Bank and the Bank exceeded all of the capital requirements of the FDIC. See note 17 to the consolidated financial statements for further information regarding regulatory capital requirements. Troy Financial has received approval to purchase up to 9% of its stock, or 1.1 million shares, as part of a stock repurchase program to be completed by March 31, 2000.

MANAGEMENT OF INTEREST RATE RISK

     Interest rate risk is the most significant market risk affecting Troy Financial. Other types of market risk, such as movements in foreign currency exchange rates and commodity prices, do not arise in the normal course of Troy Financial's business operations. Interest rate risk can be defined as an exposure to a movement in interest rates that could have an adverse effect on Troy Financial's net interest income. Interest rate risk arises naturally from the imbalance in the repricing, maturity and/or cash flow characteristics of assets and liabilities.

     A significant portion of Troy Financial's loans are adjustable or variable rate which could result in reduced levels of interest income during periods of falling rates. In addition, in periods of falling interest rates, prepayments of loans typically increase, which would lead to reduced net interest income if such proceeds could not be reinvested at a comparable spread. Also in a falling rate environment, certain categories of deposits may reach a point where market forces prevent further reduction in the interest rate paid on those instruments. Generally, during extended periods when short-term and long-term interest rates are relatively close, a flat yield curve, net interest margins could become smaller, thereby reducing net interest income. The net effect of these circumstances is reduced interest income, offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin.

     The principal objectives of Troy Financial's interest rate risk management program are to:

          (a) measure, monitor, evaluate and develop strategies in response to the interest rate risk profile inherent in Troy Financial's assets and liabilities,

          (b) determine  the  appropriate  level of risk, given Troy Financial's
     business   strategy,   operating   environment,   capital   and   liquidity
     requirements, and performance objectives and

          (c) manage the risk consistent with Troy Financial's guidelines.

     Through such management, Troy Financial seeks to reduce the vulnerability of its operations to changes in interest rates by matching the maturities of Troy Financial's assets with those of Troy Financial's liabilities and off-balance sheet financial instruments.

     The responsibility for interest rate risk management oversight is the function of Troy Financial's Asset/ Liability Management Committee ("ALCO"). Troy Financial's ALCO reviews Troy Financial's asset/liability policies and interest rate risk position. Troy Financial's ALCO is chaired by Troy Financial's chief financial officer, and includes Troy Financial's President, Trust and Investment Officer and other members of Troy Financial's senior management team. The ALCO meets at least monthly to review consolidated statement of condition structure, formulate strategy in light of expected economic conditions and review performance against guidelines established to control exposure to the various types of inherent risk, and reports Troy Financial's interest rate risk position to Troy Financial's Board of Directors on a quarterly basis. Troy Financial's ALCO considers variability of net interest income under various rate scenarios. The ALCO also evaluates the overall risk profile and determines actions to maintain and achieve a posture consistent with policy guidelines. Troy Financial, of course, cannot predict the future movement of interest rates, and such movement could have an adverse impact on Troy Financial's consolidated financial condition and results of operations.

     In recent years, Troy Financial has primarily utilized the following strategies to manage interest rate risk:

          (a) emphasizing the origination of adjustable rate loans such as, adjustable residential loans ( although in the current rate environment adjustable rate loan originations have slowed) , and to a lesser extent commercial real estate, commercial business and consumer loans;

          (b) selling substantially all of its 30 year fixed rate residential mortgage loans in the secondary market;

          (c) utilizing FHLB advances to better structure the maturities of its interest rate sensitive liabilities; and

          (d) investing in short-term securities which generally bear lower yields, compared to longer-term investments, but which better position Troy Financial for increases in interest rates.

     In addition, although Troy Financial has generally sold all of its 15- and 30-year conforming fixed rate mortgage loans into the secondary mortgage market, beginning in late fiscal 1998, Troy Financial determined to hold in its loan portfolio substantially all of its 15-year fixed rate mortgage loans in order to increase its interest income. Troy Financial will periodically review the strategy to hold 15-year loans in portfolio as part of its monitoring of interest rate risk.

     In order to reduce the interest rate risk associated with the portfolio of conventional mortgage loans held for sale, as well as outstanding loan commitments and uncommitted loan applications with rate lock agreements which are intended to be held for sale, Troy Financial enters into agreements to sell loans in the secondary market to unrelated investors, and may also enter into option agreements. At September 30, 1999, Troy Financial had mandatory commitments and cancelable options to sell fixed rate mortgage loans at set prices amounting to approximately $9.0 million.

     The primary tool utilized by management to measure interest rate risk is a balance sheet/income statement simulation model. The model is used to execute simulations of Troy Financial's net interest income performance based upon potential changes in interest rates over a select period of time. The model's input data includes earning assets and interest-bearing liabilities, their associated cash flow characteristics, repricing opportunities, maturities and current rates. In addition, management makes certain assumptions in relation to prepayment speeds for all assets and liabilities which possess optionality, including loans and mortgage-backed securities. These assumptions are based on industry standards for prepayments.

     The model is first run under an assumption of a flat rate scenario ( i.e. no change in current interest rates ) over a twelve month period. A second and third model are run in which a gradual increase and decrease, respectively, of 200 basis points takes place over a twelve month period. Under these scenarios, assets subject to repricing or prepayment are adjusted to account for faster or slower prepayment assumptions. The resultant changes in net interest income are then measured against the flat rate scenario.

     The following table summarizes the percentage change in interest income and interest expense by major earning asset and interest-bearing liability categories as of September 30, 1999 in the rising and declining rate scenarios from the forecasted interest income and interest expense amounts in a flat rate scenario. Under the declining rate scenario, net interest income is expected to increase from the flat rate scenario by less than 1% over a twelve month period. Under the rising rate scenario, net interest income is expected to increase from the flat rate scenario by less than one-half of one percent over a twelve month period. This level of variability is well within interest rate risk profile guidelines acceptable to Troy Financial.


Interest rate risk                                  Percentage Change in Net Interest Income From Flat Rate Scenario
                                                               Declining Rate Scenario           Rising Rate Scenario
Federal funds sold and other short term investments                            (22.70)                          23.55
Investment securities ( held to maturity and
  available for sale )                                                          (9.90)                           9.43
Loans, net                                                                      (1.83)                           1.65
Total interest income                                                           (4.12)                           3.87

Core deposits                                                                  (18.41)                          12.12
Time deposits                                                                   (6.75)                           6.74
Total deposits                                                                 (11.48)                           8.92

Borrowings                                                                      (5.83)                           5.82
Total interest expense                                                          (9.66)                           7.93
Net interest income                                                                .91                            .19


YEAR 2000 READINESS DISCLOSURE STATEMENT

     The "Year 2000" issue is the result of computer programs and equipment that depend on embedded chip technology and software using two digits rather than four digits to define the applicable year. For dates on or after January 1, 2000, software and hardware as well as embedded processors may not be able to recognize or process dates correctly. This could result in system failures or miscalculations causing disruption of operations, including, among other things, system or equipment shutdowns, malfunctions or a temporary inability to process transactions or engage in normal business activities.

     Troy Financial began testing certain in-house systems in October 1998, and performed all necessary testing of critical core banking systems by June 30, 1999. The economic cost of the Year 2000 Project includes not only direct incremental amounts expended by Troy Financial for upgrading or replacing software, systems and equipment, but also the use of internal resources devoted to the Year 2000 Project that would have otherwise been devoted to other business opportunities. It is difficult to quantify the economic costs of internal resources so re-directed.

     During the fiscal year ended September 30, 1999, Troy Financial expensed approximately $408,000 on Year 2000-related matters and capitalized approximately $760,000 for a new branch automation system. During the first quarter of fiscal 2000, we expect to capitalize approximately $450,000 in additional costs as we complete the upgrades to the new branch automation system. The upgrades for the new branch automation system, although not considered by Troy Financial as mission critical, were accelerated as a result of the Year 2000 Project. During the quarter ended March 31, 1999, Troy Financial engaged an independent information technology consultant to provide verification and validation of Troy Financial's risk and cost estimates, systems testing and contingency plans. The results of the study showed no significant exceptions.

     Troy Financial's investment subsidiary changed its primary data processing service provider during the quarter ended June 30, 1999. Troy Financial is monitoring the Year 2000 readiness of this provider and anticipates that there will be no significant exceptions.

     The potential impact of Year 2000 on Troy Financial's customers, both borrowers and depositors, has been examined. Troy Financial is aware that if significant commercial borrowers suffer losses or illiquidity because of their own Year 2000 problems, including those of others with whom they do business or on whom they are dependent, Troy Financial may suffer losses from or experience illiquidity. Troy Financial's standard loan documentation programs were revised to take into account customers' Year 2000 compliance in evaluating and rating credit risk. Loan documentation generally includes representations from borrowers about Year 2000 readiness and provides the right to examine the borrowers' systems and procedures in order to determine Year 2000 compliance.

     The Year 2000 Project has resulted in Troy Financial's core banking systems' hardware, software, and firmware being tested and certified as Year 2000 compliant so as to ensure continuation of all aspects of its core business processes. For non-mission critical systems, Troy Financial and its subsidiaries have developed contingency plans for non-compliant systems. The contingency plans vary with the affected systems.

     Troy Financial has obtained assurances that its primary vendors, key service providers, and, as noted above, significant credit customers are Year 2000 compliant. Beginning in January 1999, Troy Financial commenced testing and validating its vendors' confirmations of Year 2000 compliance, except in situations involving non-mission critical systems and processes or situations where contingency plans indicate less than one day of interruptions before replacement, correction or changes are possible. In those situations, Troy Financial will rely upon vendors' confirmations. Troy Financial is monitoring the Year 2000 readiness of major vendors which Troy Financial relies upon for bank operations. Troy Financial intends to pursue legal action against vendors in situations where it finds that such vendors' representations concerning Year 2000 compliance are found to be false. Troy Financial is not aware of any limitation that would preclude such actions. Contingency plans and alternative arrangements have been made, or will be made in advance, wherever possible.

     Failure of Troy Financial's mission critical systems could impair the ability of Troy Financial to do business and service its customers; failure of large or numerous borrowers to repay their loans could impair Troy Financial's capital; failure of utilities and the public infrastructure could adversely affect Troy Financial's operations. Despite Troy Financial's efforts with respect to Year 2000 readiness, including its Year 2000 Project, there can be no assurance that partial or total systems interruptions or business interruptions or the associated costs would not have an adverse effect upon Troy Financial's business, consolidated financial condition, results of operations and business prospects.

IMPACT ON INFLATION AND CHANGING PRICES

     Troy  Financial's   consolidated   financial  statements  are  prepared  in
accordance with generally accepted accounting principles which require the measurement of financial condition and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of Troy Financial's operations. Unlike those of most industrial companies, Troy Financial's assets and liabilities are nearly all monetary. As a result, interest rates have a greater impact on Troy Financial's performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent, as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

     In November 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permits Troy Financial to choose either a new fair value based method or the Accounting Principles Board ("APB") Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied in financial statements of companies that follow accounting for such arrangements under APB Opinion 25. SFAS No. 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS No. 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock (e.g., stock option plans, stock purchase plans, restricted stock plans and stock appreciation rights). This statement also specifies the accounting for transactions in which a company issues stock options or other equity for services provided by nonemployees or to acquire goods or services from outside suppliers or vendors. Troy Financial will utilize the intrinsic value based method prescribed by APB Opinion No. 25 to account for its stock-based compensation plans. Accordingly, the impact of adopting this statement will not be material to Troy Financial's consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended by SFAS No. 137, this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Troy Financial is currently evaluating the impact of this statement on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     When used in this annual report or other filings by Troy Financial with the Securities and Exchange Commission, in Troy Financial's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of Troy Financial's assets and liabilities, are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, Troy Financial may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, Troy Financial notes that a variety of factors could cause Troy Financial's actual results and experience to differ materially from the anticipated results or other expectations expressed in Troy Financial's forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of Troy Financial's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to the following:

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

          o    changes in competition; and

          o    changes in consumer preferences.

     Troy Financial wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect Troy Financial's financial performance and could cause Troy Financial's actual results or circumstances for future periods to differ materially from those anticipated or projected.

     Troy Financial does not undertake, and specifically disclaims any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                             PAGE
                                                                                                             ----
     Independent Auditors' Report.........................................................................

     Consolidated Statements of Condition at September 30, 1999 and 1998..................................

     Consolidated Statements of Income for the Years Ended September 30, 1999, 1998 and 1999..............

     Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
     September 30, 1999, 1998 and 1997....................................................................

     Consolidated  Statements  of Cash Flows for the Years Ended  September  30,
     1999, 1998 and 1997..................................................................................

     Notes to Consolidated Financial Statements...........................................................

INDEPENDENT AUDITORS' REPORT


The Shareholders and the Board of Directors
Troy Financial Corporation:


We have audited the accompanying consolidated statements of condition of Troy Financial Corporation and subsidiary (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Troy Financial Corporation and subsidiary as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.


                                                   /s/ KPMG LLP

Albany, New York
November 5, 1999

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Condition
                           September 30, 1999 and 1998
                 (In thousands, except share and per share data)

     ASSETS                                                                                1999              1998
Cash and due from banks                                                             $      35,885            12,330
Federal funds sold                                                                             50             5,585
            Cash and cash equivalents                                                      35,935            17,915
Loans held for sale                                                                         4,064            11,096
Securities available for sale, at fair value                                              280,871           197,758
Investment securities held to maturity (fair value of $2,582 and
     $3,621 at September 30, 1999 and 1998, respectively)                                   2,534             3,483
Net loans receivable                                                                      556,142           457,321
Accrued interest receivable                                                                 5,270             4,287
Other real estate owned                                                                     1,845             1,872
Premises and equipment, net                                                                15,049            14,096
Other assets                                                                               13,386             8,821
            Total assets                                                            $     915,096           716,649
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits:
       Savings accounts                                                                   191,968           198,509
       Money market accounts                                                               20,348            15,708
       N.O.W. and demand accounts                                                         123,345           107,311
       Time accounts                                                                      227,712           256,674
            Total deposits                                                                563,373           578,202

    Mortgagors' escrow accounts                                                             1,596             1,900
    Securities sold under agreements to repurchase                                          3,736             2,524
    Short-term borrowings                                                                 100,700               --
    Long-term debt                                                                         44,497            44,940
    Accrued interest payable                                                                  487               360
    Official bank checks                                                                    9,651             8,841
    Contributions payable                                                                   2,664             3,453
    Other liabilities and accrued expenses                                                  7,953             5,400
            Total liabilities                                                             734,657           645,620

Commitments and contingent liabilities (note 15)

Shareholders' equity:
    Preferred  stock,  $0.0001 par value,  authorized  15,000,000  shares;  none
      issued                                                                                   --               --
    Common stock, $0.0001 par value, authorized 60,000,000 shares;
       12,139,021 shares issued at September 30, 1999                                           1               --
    Additional paid-in capital                                                            117,759               --
    Unallocated common stock held by ESOP                                                   (9,620)             --
    Retained earnings, substantially restricted                                            72,699            70,622
    Accumulated other comprehensive (loss) income                                             (400)             407
            Total shareholders' equity                                                    180,439            71,029
            Total liabilities and shareholders' equity                              $     915,096           716,649

See accompanying notes to consolidated financial statements.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                        Consolidated Statements of Income

                  Years ended September 30, 1999, 1998 and 1997
                      (In thousands, except per share data)


                                                                      1999               1998               1997
Interest and dividend income:
    Interest and fees on loans                                $        39,794             38,842             39,050
    Securities available for sale:
       Taxable                                                          7,108              4,121              7,262
       Tax exempt                                                       2,307              2,214                119
                                                                        9,415              6,335              7,381
    Investment securities held to maturity                                222                300                353
    Federal funds sold                                                  2,371              2,553              1,503
       Total interest and dividend income                              51,802             48,030             48,287

Interest expense:
    Deposits and escrow accounts                                       20,470             23,339             22,812
    Short-term borrowings                                                 735                 33                271
    Long-term debt                                                      2,577                821                268
       Total interest expense                                          23,782             24,193             23,351

       Net interest income                                             28,020             23,837             24,936
Provision for loan losses                                               3,250              4,050              3,900
       Net interest income after provision for loan losses             24,770             19,787             21,036
Non-interest income:
    Service charges on deposits                                           892                858                822
    Loan servicing fees                                                   523                432                460
    Trust service fees                                                    665                459                362
    Net gains from securities transactions                                 17                  8                  4
    Net gains from mortgage loan sales                                    245                 76                 14
    Other income                                                          705                719              1,075
       Total non-interest income                                        3,047              2,552              2,737

Non-interest expense:
    Compensation and employee benefits                                 10,839             10,218              9,573
    Occupancy                                                           2,094              2,101              2,089
    Furniture, fixtures and equipment                                     728              1,080                901
    Computer charges                                                    1,508              1,424              1,322
    Professional, legal and other fees                                  1,362                924                726
    Printing, postage and telephone                                       707                614                559
    Other real estate owned                                               781              1,087                380
    Contributions                                                       4,706              4,759                102
    Other                                                               3,100              2,884              2,887
       Total non-interest expense                                      25,825             25,091             18,539

Income (loss) before income tax expense (benefit)                       1,992              (2,752)            5,234
Income tax (benefit) expense                                              (85)             (1,874)            1,576
Net income (loss)                                             $         2,077                (878)            3,658

Basic earnings per share                                      $         0.32

See accompanying notes to consolidated financial statements.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholders' Equity

                  Years ended September 30, 1999, 1998 and 1997
                 (In thousands, except share and per share data)

                                                                 1999                      1998                    1997
COMMON STOCK
    Balance at beginning of year                           $       --                        --                      --
    Issuance of 11,730,575 shares of $0.0001 par
       value common stock in initial public offering                 1                       --                      --
    Issuance of 408,446 shares of $0.0001 par value
       common stock to The Troy Savings Bank
       Community Foundation                                         --                       --                      --
            Balance at end of year                                   1                       --                      --

ADDITIONAL PAID-IN CAPITAL
    Balance at beginning of year                                    --                       --                      --
    Issuance of 11,730,575 shares of common stock
       in initial public offering, net of offering costs
       of $3,630                                               113,675                       --                      --
    Issuance of 408,446 shares of common stock to
       The Troy Savings Bank Community Foundation                4,084                       --                      --
            Balance at end of year                             117,759                       --                      --

UNALLOCATED COMMON STOCK HELD BY ESOP
    Balance at beginning of year                                    --                       --                      --
    Acquisition of 971,122 shares of common stock
       by ESOP                                                   (9,620)                     --                      --
            Balance at end of year                               (9,620)                     --                      --

RETAINED EARNINGS
    Balance at beginning of year                                70,622                   71,500                  67,842
    Net income (loss)                                            2,077    $  2,077         (878)  $  (878)        3,658    $  3,658
            Balance at end of year                              72,699                   70,622                  71,500

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
    Balance at beginning of year                                   407                       42                     (434)
    Unrealized net holding gains (losses) on securities
       available for sale arising during the year (pre-tax
       of ($1,346), $619 and $797, respectively)                              (802)                   370                       478
    Reclassification adjustment for net gains on securities
       available for sale realized in net income (loss)
       (pre-tax of $9, $8 and $4, respectively)                                 (5)                    (5)                       (2)
    Other comprehensive (loss) income                             (807)       (807)         365       365           476         476
            Comprehensive income (loss)                                   $  1,270                 $ (513)                 $  4,134
            Balance at end of year                                (400)                     407                      42
            Total shareholders' equity at September 30     $   180,439                $  71,029              $   71,542

See accompanying notes to consolidated financial statements.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended September 30, 1999, 1998 and 1997
                                 (In thousands)

                                                                        1999               1998               1997
Increase (decrease) in cash and cash equivalents:
Net cash flows from operating activities:
       Net income (loss)                                         $        2,077               (878)             3,658
       Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
            Depreciation and amortization                                 1,317              1,615              1,426
            Provision for loan losses                                     3,250              4,050              3,900
            Non-cash contribution expense                                 4,524              3,453                --
            Net (accretion) amortization of
              (discount) premium on securities                           (3,255)                65                 85
            Deferred tax benefit                                         (2,924)            (3,027)            (1,442)
            Net gains from securities transactions                          (17)                (8)                (4)
            Net gains from mortgage loan sales                             (245)               (76)               (14)
            Net gain on sales of premises and equipment                    (102)                --                 --
            Net loss on sales of other real estate owned                     11                106                 12
            Writedowns of other real estate owned                           556                326                 --
            Proceeds from sales of loans held for sale                   46,669             44,496             13,443
            Net loans made to customers and held for sale               (39,392)           (51,813)           (15,660)
            (Increase) decrease in accrued interest
              receivable                                                   (983)                47                439
            (Increase) decrease in other assets                          (1,102)              (215)                93
            Increase (decrease) in accrued interest payable                 127                300                (59)
            Increase (decrease) in official bank checks,
              contributions payable, and other liabilities
              and accrued expenses                                        2,363              2,436             (2,015)
                  Net cash provided by operating activities              12,874                877              3,862

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                 44,136             54,782                 --
    Proceeds from maturities and redemptions of securities
       available for sale                                               653,858            110,223             78,199
    Purchases of securities available for sale                         (779,186)          (244,657)           (46,125)
    Proceeds from maturities and redemptions of
       investment securities held to maturity                               954                517                519
    Proceeds from sales of other real estate owned                          730                963              2,629
    Net loans (made to) repaid by customers                            (103,341)             6,212            (22,701)
    Purchases of premises and equipment                                  (2,810)            (1,977)              (930)
    Proceeds from sales of premises and equipment                           413                 --                 --
                  Net cash (used in) provided by
                    investing activities                               (185,246)           (73,937)            11,591



                                                                                                             (Continued)

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended September 30, 1999, 1998 and 1997
                                 (In thousands)

                                                                        1999               1998               1997
Cash flows from financing activities:
    Net (decrease) increase in deposits                          $      (14,829)             5,805              7,790
    Net decrease in mortgagors' escrow accounts                            (304)               (16)              (473)
    Net increase in securities sold under agreements
       to repurchase                                                      1,212              2,152                222
    Net increase (decrease) in short-term borrowings                    100,700                 --             (5,000)
    Proceeds from issuance of long-term debt                                --              41,000                 --
    Payments on long-term debt                                             (443)              (417)              (393)
    Net proceeds from stock offering                                    113,676                 --                 --
    Acquisition of common stock by ESOP                                  (9,620)                --                 --
            Net cash provided by financing activities                   190,392             48,524              2,146

Net increase (decrease) in cash and cash equivalents                     18,020            (24,536)            17,599
Cash and cash equivalents at beginning of year                           17,915             42,451             24,852
Cash and cash equivalents at end of year                         $       35,935             17,915             42,451

Supplemental information:
    Cash paid for:
       Interest on deposits and borrowings                       $       23,655             23,893             23,410
       Income taxes                                              $        1,181              1,569              3,826

Supplemental schedule of non-cash investing and financing activities:
       Net reduction in loans resulting from the transfer
         to other real estate owned                              $        1,270                577              2,462

       Adjustment of securities available for sale to fair value,
         net of tax                                              $         (807)               365                476

See accompanying notes to consolidated financial statements.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting  policies of Troy Financial  Corporation  (the
     "Parent  Company")  and  its  subsidiary   (referred  to  together  as  the
     "Company") conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant policies are described below.

     (A)  ORGANIZATION

          The Company is a bank-based financial services company. The Parent Company's subsidiary, The Troy Savings Bank ("the Bank"), provides a wide range of banking, financing, fiduciary and other financial services to corporate, individual and institutional customers through its branch offices and subsidiary companies. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the New York State Banking Department.

          The Bank completed its conversion from a mutual savings bank to a stock savings bank on March 31, 1999. Concurrent with the Bank's conversion, the Parent Company completed its initial public offering of common stock and used 50% of the net proceeds to purchase all of the common stock of the Bank issued in the conversion. Prior to its initial public offering, the Parent Company had no significant results of operations; therefore, financial information prior to March 31, 1999 reflects the operations of the Bank.

     (B)  BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of the Parent Company and the Bank. All material intercompany accounts and transactions have been eliminated. The Company utilizes the accrual method of accounting for financial reporting purposes. Amounts in the prior years' consolidated financial statements have been reclassified whenever necessary to conform with the current year's presentation.

     (C)  USE OF ESTIMATES

          The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


          Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of other real estate owned acquired in connection with foreclosures. In connection with the determination of the allowance for loan losses and the valuation of other real estate owned, management obtains appraisals for properties.

          Management believes that the allowance for loan losses is adequate and that other real estate owned is recorded at its fair value less an estimate of the costs to sell the properties. While management uses available information to recognize losses on loans and other real estate owned, future additions to the allowance for loan losses or writedowns of other real estate owned may be necessary based on changes  in  economic  conditions.  In  addition,  various  regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and other real estate owned. Such agencies may require the Company to recognize additions to the allowance for loan losses or writedowns of other real estate owned based on their judgments about information available to them at the time of their examination which may not be currently available to management.

          A substantial portion of the Company's loans are secured by real estate located throughout the six New York State counties of Albany, Rensselaer, Saratoga, Schenectady, Warren and Washington. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned is dependent upon general economic and real estate market conditions in these counties.

     (D)  CASH AND CASH EQUIVALENTS

          For purposes of the consolidated statements of cash flows, cash and cash equivalents consists of cash on hand, due from banks and federal funds sold.

     (E)  LOANS HELD FOR SALE

          Loans held for sale are recorded at the lower of cost or fair value, determined on an aggregate basis. It is the intention of management to sell these loans in the near future. Gains and losses on the disposition of loans held for sale are determined on the specific identification method.

          Loans held for sale, as well as commitments to originate fixed rate mortgage loans at a set interest rate, which will subsequently be sold in the secondary mortgage market, are regularly evaluated and, if necessary, a valuation allowance is recorded for unrealized losses attributable to changes in market interest rates.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     (F)  MORTGAGE SERVICING RIGHTS

          The Company accounts for mortgage servicing rights applicable to mortgage loans sold on or after January 1, 1997 in accordance with Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 requires entities to recognize as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights were acquired. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. Additionally, capitalized mortgage servicing rights are assessed for impairment based on the fair value of those rights, and any impairment is recognized through a valuation allowance by a charge to income.

     (G)  SECURITIES  AVAILABLE  FOR  SALE  AND  INVESTMENT  SECURITIES  HELD TO
          MATURITY

          Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as investment securities held to maturity and are carried at amortized cost. Securities that are identified as trading account assets for resale over a short period are stated at fair value with unrealized gains and losses reflected in current earnings. All other debt and equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, in accumulated other comprehensive income or loss (a separate component of shareholders' equity). At September 30, 1999 and 1998, the Company did not hold any securities considered to be trading securities. As a member of the Federal Home Loan Bank of New York (FHLB), the Bank is required to hold FHLB stock, which is carried at cost since there is no readily available market value.

          Unrealized losses on securities which reflect a decline in value which is other than temporary, if any, are charged to income. Gains or losses on disposition of securities are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method. The amortized cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on an effective interest method.


     (H)  NET LOANS RECEIVABLE

          Loans receivable are reported at the principal amount outstanding, net of unearned discount, net deferred loan fees and costs, and the allowance for loan losses. Unearned discounts and net loan fees and costs are accreted to income using an effective interest method.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


          Loans considered doubtful of collection by management are placed on a non-accrual status for the recording of interest. Generally, loans past due 90 days or more as to principal or interest are placed on non-accrual status except for (1) those loans which, in management's judgment, are adequately secured and in the process of collection and
          (2) certain consumer and open-end credit loans which are usually charged-off when they become 120 days past due. When a loan is placed on non-accrual status, all previously accrued income that has not been collected is reversed from current year interest income. Subsequent cash receipts are generally applied to reduce the unpaid principal balance, however, interest on loans can also be recognized as cash is received. Amortization of the related unearned discount and net deferred loan fees and costs is suspended when a loan is placed on non-accrual status. Loans are removed from non-accrual status when they become current as to principal and interest or when, in the opinion of management, the loans are expected to be fully collectible as to principal and interest.

     (I)  ALLOWANCE FOR LOAN LOSSES

          The allowance for loan losses is increased through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of all or a portion of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans. Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect borrowers' ability to pay.

          A loan is considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement, or when a loan (of any loan type) is restructured in a troubled debt restructuring subsequent to October 1, 1995. The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company's impaired loans are generally commercial-type loans which are collateral dependent.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     (J)  OTHER REAL ESTATE OWNED

          Other real estate owned, representing properties acquired in settlement of loans, is recorded on an individual asset basis at the lower of cost (defined as the fair value at foreclosure or repossession) or the fair value of the asset acquired less an estimate of the costs to sell the property. At the time of foreclosure, the excess, if any, of the recorded investment in the loan over the fair value of the property received is charged to the allowance for loan losses. Subsequent declines in the value of such property and net operating expenses of such properties are charged directly to non-interest expenses. Properties are regularly reappraised and written down to the fair value less the estimated cost to sell the property, if necessary.

          The recognition of gains and losses from the sale of other real estate owned is dependent on a number of factors relating to the nature of the property sold, terms of the sale, and the future involvement of the Company in the property sold. If a real estate transaction does not meet certain down payment and loan amortization requirements, income recognition is deferred and recognized under an alternative method.

     (K)  PREMISES AND EQUIPMENT

          Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the terms of the related leases or the useful lives of the assets.

     (L)  INCOME TAXES

          The Bank accounts for income taxes in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for unused tax carryforwards. Deferred tax assets are recognized subject to management's judgment that those assets will more likely than not be realized. A valuation allowance is recognized if, based on an analysis of available evidence, management believes that all or a portion of the deferred tax assets will not be realized. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     (M)  FINANCIAL INSTRUMENTS

          In the normal course of business, the Company is a party to certain financial instruments with off-balance-sheet risk such as commitments to extend credit, unused lines of credit and standby letters of credit. The Company's policy is to record such instruments when funded.

     (N)  OFFICIAL BANK CHECKS

          The Company's official checks (including tellers' checks, loan disbursement checks, interest checks, expense checks, money orders and payroll checks) are drawn on deposit accounts at the Company and are ultimately paid through the Company's Federal Reserve Bank correspondent account.

     (O)  TRUST ASSETS AND SERVICE FEES

          Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated statements of condition since these assets are not assets of the Company. Trust service fees are reported on the accrual basis.

     (P)  EMPLOYEE BENEFIT COSTS

          The Company maintains a non-contributory pension plan covering substantially all employees, as well as a supplemental retirement and benefit restoration plan covering certain executive officers selected by the Board of Directors. The costs of these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses. The Company also provides certain post-retirement medical, dental and life insurance benefits to substantially all employees and retirees. The cost of post-retirement benefits other than pensions is recognized on an accrual basis as employees perform services to earn the benefits.

          Compensation expense is recognized for the Company's Employee Stock Ownership Plan ("ESOP") equal to the average fair value of shares committed to be released for allocation to participant accounts. Any difference between the average fair value of the shares committed to be released for allocation and the ESOP's original acquisition cost is charged or credited to shareholders' equity (additional paid-in capital). The cost of unallocated ESOP shares (shares not yet released for allocation) is reflected as a reduction of shareholders' equity.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     (Q)  EARNINGS PER SHARE

          Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period. The Company did not have any potentially dilutive common shares outstanding as of or for the year ended September 30, 1999. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

     (R)  COMPREHENSIVE INCOME

          Comprehensive income represents the sum of net income and items of "other comprehensive income," which are reported directly in shareholders' equity, net of tax, such as the change in the net unrealized gain or loss on securities available for sale. The Company has reported comprehensive income and its components in the consolidated statements of changes in shareholders' equity. Accumulated other comprehensive income or loss, which is a component of shareholders' equity, represents the net unrealized gain or loss on securities available for sale, net of tax.

     (S)  SEGMENT REPORTING

          During the year ended September 30, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
          Information." This Statement requires public companies to report certain financial and other information about significant revenue-producing segments of the business for which such information is available and is utilized by the chief operating decision maker, if the segment meets certain quantitative requirements as defined by SFAS No. 131. The Company's operations are solely in the financial services industry and include providing to its customers traditional banking services. The Company operates primarily in the geographical regions of Rensselaer, Albany, Schenectady, Saratoga, Washington and Warren counties of New York. Management makes operating decisions and assesses performance based on an ongoing review of its traditional banking operations, which constitute the Company's only reportable segment under SFAS No. 131.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


(2)  LOANS HELD FOR SALE AND MORTGAGE SERVICING RIGHTS

     At September 30, 1999 and 1998, loans held for sale consisted of conventional residential mortgages originated for subsequent sale. At September 30, 1999 and 1998, there was no valuation reserve necessary for loans held for sale.

     The company retains the servicing rights on certain mortgage loans sold. At September 30, 1999 and 1998, the unamortized balance of mortgage servicing rights on loans sold with servicing retained was approximately $774 thousand and $318 thousand, respectively. The estimated fair value of these mortgage servicing rights was in excess of their carrying value at both September 30, 1999 and 1998, and therefore no impairment reserve was necessary.


(3)  SECURITIES AVAILABLE FOR SALE

     The amortized cost and approximate fair value of securities available for sale at September 30 are as follows:

                                                                                  1999
                                                  -------------------------------------------------------------------
                                                                        GROSS              GROSS         APPROXIMATE
                                                      AMORTIZED      UNREALIZED         UNREALIZED          FAIR
                                                        COST            GAINS             LOSSES            VALUE
                                                        ----            -----             ------            -----
                                                                            (In thousands)
          U.S. Government securities and
            agencies obligations                   $    172,544             3              (555)             171,992
          Obligations of states and
            political subdivisions                       73,126           221               (85)              73,262
          Mortgage-backed securities                     17,344            28              (240)              17,132
          Corporate debt securities                       5,651            27               (17)               5,661
                                                     ----------        ------           --------          ----------
                Total debt securities
                   available for sale                   268,665           279              (897)             268,047

          Mutual funds and marketable equity
            securities                                    5,534           100              (148)               5,486
          Non-marketable equity securities                7,338            -                 -                 7,338
                                                     ----------        ------           -------           ----------
                Total securities available
                   for sale                        $    281,537           379            (1,045)             280,871
                                                     ==========        ======           =======           ==========

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


                                                                                 1998
                                                   ------------------------------------------------------------------
                                                                        GROSS            GROSS           APPROXIMATE
                                                      AMORTIZED      UNREALIZED       UNREALIZED            FAIR
                                                        COST            GAINS           LOSSES              VALUE
                                                        ----            -----           ------              -----
                                                                             (In thousands)
          U.S. Government securities and
            agencies obligations                   $    117,174            46               -                117,220
          Obligations of states and
            political subdivisions                       51,324           357               -                 51,681
          Mortgage-backed securities                      3,616           128               -                  3,744
          Corporate debt securities                      16,826           160               (2)               16,984
                                                     ----------        ------           ------            ----------
                Total debt securities
                   available for sale                   188,940           691               (2)              189,629

          Mutual funds and marketable  equity
            securities                                    4,831            74              (83)                4,822
          Non-marketable equity securities                3,307            -                -                  3,307
                                                     ----------        ------           ------            ----------
                Total securities available
                   for sale                        $    197,078           765              (85)              197,758
                                                     ==========        ======           ======            ==========

     During 1999, proceeds from sales of securities available for sale totaled $44.1 million, with gross gains of $9 thousand. During 1998, proceeds from sales of securities available for sale totaled $54.8 million, with gross gains of $9 thousand and gross losses of $1 thousand. During 1997, there were no sales of securities available for sale.

     As of September 30, 1999, the contractual maturity of debt securities available for sale (mortgage-backed securities are shown separately) at amortized cost and approximate fair value is as follows:

                                                                                                         APPROXIMATE
                                                                                  AMORTIZED                 FAIR
                       MATURITY RANGES                                              COST                    VALUE
                       ---------------                                              ----                    -----
                                                                                           (In thousands)
                    Within one year                                      $         174,547                  174,542
                    After one year to five years                                    59,567                   59,273
                    After five years to ten years                                   16,416                   16,322
                    Over ten years                                                     791                      778
                    Mortgage-backed securities                                      17,344                   17,132
                                                                           --------------------    --------------------
                                                                         $         268,665                  268,047
                                                                           ====================    ====================

     Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


       Mortgage-backed securities available for sale consist entirely of direct pass-through Freddie Mac and Ginnie Mae securities.

       Other than U.S. government sponsored enterprise securities (securities issued by Freddie Mac or Fannie Mae) at September 30, 1999, and U.S. Treasury securities at September 30, 1998, there were no securities of a single issuer that exceeded 10% of shareholders' equity at each respective date.


(4)  INVESTMENT SECURITIES HELD TO MATURITY

     The amortized cost and approximate fair value of investment securities held to maturity as of September 30 are as follows:

                                                                              1999
                                                  ------------------------------------------------------------------
                                                                       GROSS           GROSS            APPROXIMATE
                                                    AMORTIZED       UNREALIZED      UNREALIZED             FAIR
                                                      COST             GAINS          LOSSES               VALUE
                                                      ----             -----          ------               -----
                                                                          (In thousands)
          Mortgage-backed securities              $    1,535             62                (5)             1,592
          Corporate and other debt securities            999              5               (14)               990
                                                    --------         ------           -------           --------
              Total investment securities         $    2,534             67               (19)             2,582
                                                    ========         ======           =======           ========

                                                                              1998
                                                  ------------------------------------------------------------------
                                                                      GROSS            GROSS            APPROXIMATE
                                                    AMORTIZED       UNREALIZED      UNREALIZED             FAIR
                                                      COST             GAINS          LOSSES               VALUE
                                                      ----             -----          ------               -----
                                                                         (In thousands)

          Mortgage-backed securities              $    1,980            118                -               2,098
          Corporate and other debt securities          1,503             20                -               1,523
                                                    --------         ------           -------           --------
              Total investment securities         $    3,483            138                -               3,621
                                                    ========         ======           =======           ========

     The amortized cost and approximate fair value of investment securities held to maturity at September 30, 1999, by contractual maturity (mortgage-backed securities are shown separately), are as follows:

                                                                                 AMORTIZED              APPROXIMATE
                 MATURITY RANGES                                                   COST                 FAIR VALUE
                 ---------------                                                   ----                 ----------
                                                                                          (In thousands)
                Over ten years                                           $             999                      990
                Mortgage-backed securities                                           1,535                    1,592
                                                                           --------------------    --------------------
                         Total                                           $           2,534                    2,582
                                                                           ====================    ====================

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Mortgage-backed securities held to maturity consist entirely of direct pass-through Ginnie Mae securities.


(5)  Net Loans Receivable

     A summary of net loans receivable at September 30 is as follows:

                                                                                    1999                    1998
                                                                           --------------------    --------------------
                                                                                            (In thousands)
       Loans secured by real estate:
          Residential                                                    $         221,721                  202,511
          Commercial                                                               216,700                  166,186
          Construction                                                              13,761                   10,052
                                                                           --------------------    --------------------
              Total real estate loans                                              452,182                  378,749
                                                                           --------------------    --------------------

       Commercial business loans                                                    66,274                   45,156
                                                                           --------------------    --------------------

       Home equity lines of credit                                                   6,776                    8,575
       Other consumer loans                                                         42,081                   33,445
                                                                           --------------------    --------------------
              Total consumer loans                                                  48,857                   42,020
                                                                           --------------------    --------------------
              Total gross loans                                                    567,313                  465,925
       Less: Unearned discount and net deferred fees and costs                        (407)                    (344)
              Allowance for loan losses                                            (10,764)                  (8,260)
                                                                           --------------------    --------------------
                  Net loans receivable                                   $         556,142                  457,321
                                                                           ====================    ====================

     Non-performing loans at September 30 are as follows:

                                                           1999                    1998                    1997
                                                   --------------------    --------------------    --------------------
                                                                             (In thousands)
              Non-accrual loans                  $         7,267                   9,567                   6,459
              Restructured loans                             616                   2,081                   2,256
                                                   --------------------    --------------------    --------------------
                  Total                          $         7,883                  11,648                   8,715
                                                   ====================    ====================    ====================

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     All restructured loans were performing according to their modified terms at September 30, 1999, 1998 and 1997.

     Had the above non-accrual loans been on accrual status, or had the interest rate not been reduced with respect to the loans restructured in trouble debt restructurings, the additional interest that would have been earned was approximately $326 thousand, $180 thousand and $429 thousand for 1999, 1998 and 1997, respectively. There are no commitments to extend further credit on the restructured loans.

     Changes in the allowance for loan losses for the years ended September 30 were as follows:

                                                           1999                    1998                    1997
                                                   --------------------    --------------------    --------------------
                                                                            (In thousands)
         Balance at beginning of year            $         8,260                   6,429                   4,304
         Provision charged to operations                   3,250                   4,050                   3,900
         Loans charged-off                                  (995)                 (2,446)                 (1,890)
         Recoveries on loans charged-off                     249                     227                     115
                                                   --------------------    --------------------    --------------------
         Balance at end of year                  $        10,764                   8,260                   6,429
                                                   ====================    ====================    ====================

     At September 30, 1999 and 1998, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $4.9 million and $8.4 million, respectively, for which the related allowance for loan losses was $373 thousand and $1.2 million, respectively. As of September 30, 1999 and 1998, there were no impaired loans which did not have an allowance for loan loss. The average recorded investment in impaired loans for the years ended September 30, 1999, 1998 and 1997 was $6.0 million, $5.9 million and $7.0 million, respectively. The total interest income recognized on impaired loans during the period of impairment was approximately $200 thousand, $0 thousand and $99 thousand for 1999, 1998 and 1997, respectively. The interest income recognized on impaired loans during the period of impairment using the cash basis of income recognition was approximately $137 thousand, $0 thousand and $98 thousand for 1999, 1998 and 1997, respectively.

     Certain executive officers of the Company were customers of and had other transactions with the Company in the ordinary course of business. Loans to these parties were made in the ordinary course of business at the Company's normal credit terms, including interest rate and collateralization. The aggregate of such loans totaled less than 5% of total shareholders' equity at September 30, 1999 and 1998.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


(6)  ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable consists of the following at September 30:

                                                                                    1999                    1998
                                                                           --------------------    --------------------
                                                                                          (In thousands)
         Loans                                                           $          3,084                    2,770
         Securities available for sale                                              2,169                    1,494
         Investment securities held to maturity                                        17                       23
                                                                           --------------------    --------------------
                                                                         $          5,270                    4,287
                                                                           ====================    ====================


(7)  OTHER REAL ESTATE OWNED

     Other real estate owned at September 30 consists of the following:

                                                                                    1999                    1998
                                                                           --------------------    --------------------
                                                                                          (In thousands)
         Commercial properties                                           $          1,769                    1,527
         Residential properties (1-4 family)                                           76                      345
                                                                           --------------------    --------------------
                                                                         $          1,845                    1,872
                                                                           ====================    ====================


(8)  PREMISES AND EQUIPMENT, NET

     A summary of premises and equipment at September 30 is as follows:

                                                                                    1999                    1998
                                                                           --------------------    --------------------
                                                                                          (In thousands)
         Land                                                                      $1,633                    1,423
         Buildings                                                                 12,260                   12,621
         Furniture, fixtures and equipment                                          8,474                    8,002
         Leasehold improvements                                                     3,457                    3,450
         Construction in progress                                                   2,400                    1,225
                                                                           --------------------    --------------------
                                                                                   28,224                   26,721
         Less accumulated depreciation and amortization                           (13,175)                 (12,625)
                                                                           --------------------    --------------------
              Premises and equipment, net                                $         15,049                   14,096
                                                                           ====================    ====================

     Depreciation and amortization expense was approximately $1.3 million, $1.6 million and $1.4 million for the years ended September 30, 1999, 1998 and 1997, respectively.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


(9)  DEPOSITS

     A summary of deposits at September 30 is as follows:

                                                                                    1999                    1998
                                                                           --------------------    --------------------
                                                                                           (In thousands)
         Savings accounts (2.75% to 5.50%)                               $         191,968                  198,509
         Time deposits:
                2.00%  to   3.99%                                                    6,209                      682
                4.00%  to   4.99%                                                  160,315                   10,174
                5.00%  to   5.99%                                                   53,587                  236,312
                6.00%  to   6.99%                                                    4,833                    6,679
                7.00%  to   7.99%                                                    2,768                    2,698
                8.00%  to   9.99%                                                       -                       129
                                                                           --------------------    --------------------
                Total time deposits                                                227,712                  256,674
                                                                           --------------------    --------------------


         Money market accounts (2.00% to 3.00%)                                     20,348                   15,708
         N.O.W. and Super N.O.W. accounts (2.00% to 2.35%)                          86,305                   76,195
         Demand deposit accounts (non-interest bearing)                             37,040                   31,116
                                                                           --------------------    --------------------
                Total transaction accounts                                         143,693                  123,019
                                                                           --------------------    --------------------
                Total deposits                                           $         563,373                  578,202
                                                                           ====================    ====================


     The contractual maturities of time deposits for the years subsequent to September 30, 1999 are as follows:

           Years ending September 30,
                  (In thousands)
                  --------------
                     2000                                                $         177,177
                     2001                                                           34,961
                     2002                                                            8,035
                     2003                                                            4,794
                     2004                                                            2,745
                                                                           --------------------
                                                                         $         227,712
                                                                           ====================

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     Interest expense on deposits and escrow accounts for the years ended September 30 consisted of the following:

                                                           1999                    1998                    1997
                                                   --------------------    --------------------    --------------------
                                                                             (In thousands)
         Time accounts                           $        12,514                  14,701                  14,087
         Savings accounts                                  5,581                   6,451                   6,647
         Money market accounts                               555                     431                     433
         N.O.W. and Super N.O.W. accounts                  1,758                   1,696                   1,590
         Escrow accounts                                      62                      60                      55
                                                   --------------------    --------------------    --------------------
                                                 $        20,470                  23,339                  22,812
                                                   ====================    ====================    ====================

     Individual time deposits in excess of $100 thousand  totaled  approximately
     $24.5   million  and  $33.4   million  at  September  30,  1999  and  1998,
     respectively.


(10) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SHORT-TERM BORROWINGS

     A summary of securities sold under agreements to repurchase and short-term borrowings as of September 30 and for the years then ended is presented below:

                                                                       1999                1998                 1997
                                                                  ------------         -----------          -----------
                                                                                  (Dollars in thousands)
         Securities Sold Under Agreements to
           Repurchase:
              Balance at September 30                            $     3,736               2,524                 372
              Maximum month-end balance                                4,745               2,544               2,352
              Average balance during the year                          3,286               1,222                 704
              Average rate during the year                              3.10%               2.70%              4.12%
              Weighted-average rate at September 30                     3.00%               3.45%              5.10%

         Short-Term Borrowings with the FHLB:
              Balance at September 30                            $   100,700                  -                   -
              Maximum month-end balance                              100,700                  -               10,000
              Average balance during the year                         12,581                  -                4,403
              Average rate during the year                              5.04%                 -                 5.50%
              Weighted-average rate at September 30                     5.34%                 -                   -

         Average aggregate borrowing rate during the year               4.64%               2.70%              5.30%

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     Securities sold under agreements to repurchase generally mature within ninety days. The Company maintains control over the securities underlying the agreements. Short-term borrowings represent borrowings with original maturities of one year or less.

     The Company has established overnight and term lines of credit with the FHLB. If advanced, such lines of credit will be collateralized by qualifying loans, securities and FHLB stock. Total availability under these lines was approximately $84.6 million and $67.1 million at September 30, 1999 and 1998, respectively. Participation in the FHLB program requires an investment in FHLB stock. The recorded investment in FHLB stock, included in securities available for sale on the consolidated statements of condition, amounted to $7.3 million and $3.3 million at September 30, 1999 and 1998, respectively.


(11) LONG-TERM DEBT

     At September 30, 1999, long-term debt included a $3.5 million, 5.89% fixed rate amortizing loan and other long-term borrowings of $41.0 million with a weighted-average interest rate of 5.81%. All long-term debt is with the FHLB. The following table sets forth maturities of the long-term debt as of September 30, 1999:

                     Years ending September 30,
                            (In thousands)
                            --------------
                               2000                                      $             470
                               2001                                                  3,027
                               2002                                                     -
                               2003                                                 10,000
                               2004                                                     -
                               2005 and thereafter                                  31,000
                                                                           --------------------
                                                                         $          44,497
                                                                           ====================

     Collateral for the long-term debt at September 30, 1999 includes a blanket lien on general assets of the Company and approximately $20.3 million of pledged securities.


(12) INCOME TAXES

     The components of income tax (benefit) expense for the years ended September 30 are as follows:

                                                           1999                    1998                    1997
                                                   --------------------    --------------------    --------------------
                                                                              (In thousands)
         Current tax expense:
              Federal                            $         2,319                     850                   2,694
              State                                          520                     303                     324
         Deferred tax benefit                             (2,924)                 (3,027)                 (1,442)
                                                   --------------------    --------------------    --------------------
              Income tax (benefit) expense       $           (85)                 (1,874)                  1,576
                                                   ====================    ====================    ====================

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     The following is a reconciliation of the expected income tax (benefit) expense and the actual income tax (benefit) expense for the years ended September 30. The expected income tax (benefit) expense has been computed by applying the statutory federal tax rate to income before income tax (benefit) expense:

                                                           1999                    1998                    1997
                                                   --------------------    --------------------    --------------------
                                                                          (Dollars in thousands)
         Income tax expense (benefit) at
           applicable federal statutory
           rate                                  $           677                    (936)                  1,780
         Increase (decrease) in income tax
           (benefit) expense resulting
           from:
               Tax exempt securities income                 (712)                   (637)                    (46)
               State income tax expense
                  (benefit), net of Federal
                  impact                                      60                    (276)                    214
               Reduction in New York State
                  bad debt reserve
                  resulting from tax law
                  changes                                     -                       -                     (349)
               Other                                        (110)                    (25)                    (23)
                                                   --------------------    --------------------    --------------------
                    Income tax (benefit)
                        expense                  $           (85)                 (1,874)                  1,576
                                                   ====================    ====================    ====================

         Effective tax rate                                (4.3)%                  (68.1)%                  30.1%
                                                   ====================    ====================    ====================

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30 are presented below:

                                                                                    1999                     1998
                                                                           --------------------    --------------------
                                                                                           (In thousands)
       Deferred tax assets:
           Allowance for loan losses                                     $           3,823                    2,815
           Other real estate owned                                                     340                      248
           Charitable contribution carryforward                                      3,140                    1,639
           Accrued expenses                                                          1,367                    1,050
           Depreciation                                                                702                      603
           Deferred compensation                                                       560                      386
                                                                           --------------------    --------------------
                Total gross deferred tax assets                                      9,932                    6,741
                                                                           --------------------    --------------------

       Deferred tax liabilities:
           Pension costs                                                              (147)                    (178)
           prepaid expenses                                                           (293)                    (259)
           Deferred net loan origination fees and costs                               (122)                    (157)
           Mortgage servicing rights                                                  (302)                    (127)
           Other items                                                                (124)                      -
                                                                           --------------------    --------------------
                Total gross deferred tax liabilities                                  (988)                    (721)
                                                                           --------------------    --------------------
                Net deferred tax asset at end of year                                8,944                    6,020
                Net deferred tax asset at beginning of year                          6,020                    2,993
                                                                           --------------------    --------------------
                Deferred tax benefit for the year                        $          (2,924)                  (3,027)
                                                                           ====================    ====================

     In addition to the deferred tax assets and liabilities described above, the Company had a deferred tax asset of $266 thousand at September 30, 1999, and a deferred tax liability of $273 thousand at September 30, 1998, related to the net unrealized gain or loss on securities available for sale.

     A corporation's annual tax deduction for charitable contributions is subject to a limitation based on a percentage of taxable income. Contributions in excess of this limitation are carried forward and may be deducted in one or more of the succeeding five tax years. As a result of the cash contributions and commitment to The Troy Savings Bank Charitable Foundation, as well as the contribution of common stock to the Troy Savings Bank Community Foundation, at September 30, 1999, the Company had an unused charitable contribution carryforward of approximately $8.0 million ($3.1 million after-tax), which is available for deduction through 2003 and 2004.

     Deferred tax assets are recognized subject to management's judgement that realization is more likely than not. Based on the sufficiency of temporary taxable items, historical taxable income, as well as estimates of future taxable income, the Company believes it is more likely than not that the gross deferred tax assets at September 30, 1999 and 1998 will be realized.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     As a thrift institution, the Bank is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically have been determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves are maintained equal to the excess of allowable deductions over actual bad debt losses and other reserve reductions. These reserves consist of a defined base-year amount, plus additional amounts ("excess reserves") accumulated after the base year. SFAS No. 109 requires recognition of deferred tax liabilities with respect to such excess reserves, as well as any portion of the base-year amount which is expected to become taxable (or "recaptured") in the foreseeable future.

     Certain amendments to the Federal and New York State tax laws regarding bad debt deductions were enacted in July and August 1996, respectively. The Federal amendments include elimination of the percentage of taxable income method for tax years beginning after December 31, 1995, and imposition of a requirement to recapture into taxable income (over a period of approximately six years) the bad debt reserves in excess of the base-year amounts. The Bank previously established, and will continue to maintain, a deferred tax liability with respect to such excess Federal reserves. The New York State amendments redesignate the Bank's state bad debt reserves at December 31, 1995 as the base-year amount and also provide for future additions to the base-year reserve using the percentage of taxable income method. As a result of the redesignation of the New York State base-year reserve, the Bank reduced its deferred tax liabilities related to the previous excess New York State reserve resulting in a deferred tax benefit in fiscal 1997 of approximately $349 thousand.

     In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to the Federal base-year reserve of $7.9 million and "supplemental" reserve (as defined) of $1.0 million at September 30, 1999, and the state base-year reserve of $18.9 million at September 30, 1999, since the Company does not expect that these amounts will become taxable in the foreseeable future. Under the tax laws, as amended, events that would result in taxation of these reserves include (1) redemptions of the Bank's stock or certain excess distributions to the Parent Company and
     (2) failure of the Bank to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York State tax purposes. The unrecognized deferred tax liability at September 30, 1999 with respect to the Federal base-year reserve and supplemental reserve was $2.7 million and $340 thousand, respectively. The unrecognized deferred tax liability at September 30, 1999 with respect to the state base-year reserve was approximately $1.1 million (net of Federal benefit).

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


(13) EARNINGS PER SHARE

     The following table sets forth certain information regarding the calculation of basic earnings per share for the year ended September 30, 1999, based on net income for the six-month period from April 1, 1999 to September 30, 1999. Earnings per share information for periods prior to the Company's initial public offering on March 31, 1999 is not applicable. Unallocated ESOP shares are not considered outstanding for earnings per share computations. The shares become outstanding for earnings per share computations when they are released for allocation. During the year ended September 30, 1999, the Company did not have any potentially dilutive securities outstanding.

                                                                                WEIGHTED-
                                                            NET                   AVERAGE                PER SHARE
                                                          INCOME                  SHARES                  AMOUNT
                                                          ------                  ------                  ------
                                                     (In thousands)
           Basic earnings per share              $         3,723                  11,526,139               $0.32
                                                   ====================    ====================    ====================

     On October 1, 1999, the Company granted 1,015,617 stock options with an exercise price of $10.813 and 446,165 shares of restricted stock with a grant date fair value of $10.813 per share. The options have a term of ten years and vest in equal annual installments over a five year period. The restricted shares vest in equal annual installments over a five year period.


(14) EMPLOYEE BENEFIT PLANS

     The Company maintains a non-contributory pension plan with Retirement System Group, Inc. covering substantially all its full-time employees. The benefits are generally computed as two percent of the highest three year "average annual earnings" multiplied by years of credited service, subject to various caps and adjustments as provided for in the plan. The amounts contributed to the plan are determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. Assets of the plan are primarily invested in pooled equity and fixed income funds.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     The following table sets forth the pension plan's funded status and amounts recognized in the Company's consolidated financial statements at September 30:

                                                                                    1999                    1998
                                                                           --------------------    --------------------
                                                                                             (In thousands)
         Reconciliation of projected benefit obligation:
            Obligation at beginning of year                              $          12,458                   10,388
              Service cost                                                             660                      580
              Interest cost                                                            829                      752
              Benefit payments                                                        (493)                    (412)
              Actuarial (gain) loss                                                   (872)                   1,150
                                                                           --------------------    --------------------
            Obligation at end of year                                    $          12,582                   12,458
                                                                           ====================    ====================

         Reconciliation of fair value of plan assets:
            Fair value of plan assets at beginning of year                          12,805                   13,160
              Actual return on plan assets                                           2,295                       18
              Employer contributions                                                   383                       39
              Benefit payments                                                        (493)                    (412)
                                                                           --------------------    --------------------
            Fair value of plan assets at end of year                     $          14,990                   12,805
                                                                           ====================    ====================

         Reconciliation of funded status:
            Funded status at end of year                                             2,408                      347
              Unrecognized net actuarial gain                                       (2,323)                    (241)
              Unrecognized prior service cost                                          292                      339
                                                                           --------------------    --------------------
                Prepaid pension cost at end of year                      $             377                      445
                                                                           ====================    ====================

     Net  periodic  pension  cost  recognized  in  the  Company's   consolidated
     statements of income for the years ended September 30 included the following components:

                                                           1999                    1998                    1997
                                                   --------------------    --------------------    --------------------
                                                                            (In thousands)
           Service cost                          $           660                     580                     482
           Interest cost                                     829                     752                     699
           Expected return on plan assets                 (1,085)                 (1,038)                   (868)
           Net amortization and deferral                      48                     (68)                    (51)
                                                   --------------------    --------------------    --------------------
              Net periodic pension cost          $           452                     226                     262
                                                   ====================    ====================    ====================

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     The actuarial assumptions used in determining the actuarial present value of the projected benefit obligations as of September 30 were as follows:

                                                           1999                    1998                    1997
                                                   --------------------    --------------------    --------------------
         Discount rate                                    7.25%                    6.50%                  7.25%
         Long-term rate of return                         8.50%                    8.00%                  8.00%
         Salary increase rate                             4.50%                    4.50%                  5.00%

     The Company maintains a 401(k) savings plan covering all salaried and commissioned employees who become eligible to participate upon attaining the age of twenty-one and completing one year of service. Participants may contribute from 2% to 15% of their compensation. The Company made matching contributions equal to 50% of the participants' contributions (up to a limit of 3% of the participants' compensation) in fiscal 1997 and 1998, and through March 31, 1999 of fiscal 1999. Employer matching contributions vest 20% per year beginning after one year of participation in the plan. Employer matching contributions were approximately $77 thousand, $146 thousand and $125 thousand for the years ended September 30, 1999, 1998 and 1997, respectively. The plan was amended effective April 1, 1999 to discontinue employer matching contributions.

     The Company has established a self-funded employee welfare benefit plan to provide health care coverage (hospital medical, major medical and prescription drug) for eligible employees and their dependents who enroll in the plan. This self insurance program is administered by an unrelated company. Under the terms of the self insurance program, the Company could incur up to a maximum of approximately $913 thousand for the cost of covered claims for the plan year ending December 31, 1999. The Company has purchased a $1.0 million insurance policy to cover claims in excess of the maximum costs under the plan. In addition, there are lower maximum cost limitations for individual claims.

     The Company provides certain medical, dental and life insurance benefits for retired employees (post-retirement benefits). Substantially all of the Company's employees will become eligible for those benefits if they reach normal retirement age while working for the Company and have the required years of service.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


       The following table sets forth the post-retirement benefit plan's funded status and amounts recognized in the Company's consolidated financial statements at September 30:

                                                                                   1999                    1998
                                                                           --------------------    --------------------
                                                                                         (In thousands)
           Reconciliation of accumulated post-retirement benefit obligation:
                Obligation at beginning of year                          $         3,437                   3,453
                  Service cost                                                       189                     170
                  Interest cost                                                      223                     204
                  Benefit payments                                                  (186)                   (156)
                  Actuarial gain                                                    (188)                   (234)
                                                                           --------------------    --------------------
                Obligation at end of year                                $         3,475                   3,437
                                                                           ====================    ====================

           Reconciliation of funded status:
                Unfunded post-retirement benefit obligation                       (3,475)                 (3,437)
                Unrecognized transition obligation                                 2,168                   2,304
                Unrecognized net actuarial (gain) loss                              (192)                     15
                                                                           --------------------    --------------------
                    Accrued post-retirement benefit
                    liability                                            $        (1,499)                 (1,118)
                                                                           ====================    ====================

     Net periodic post-retirement benefit cost recognized in the Company's consolidated statements of income for the years ended September 30 included the following components:

                                                           1999                    1998                    1997
                                                   --------------------    --------------------    --------------------
                                                                               (In thousands)
           Service cost                          $           189                     170                     124
           Interest cost                                     223                     204                     237
           Amortization of transition
              obligation                                     136                     136                     136
                                                   --------------------    --------------------    --------------------
                 Net periodic
                   post-retirement
                   benefit cost                  $           548                     510                     497
                                                   ====================    ====================    ====================

     The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.25%, 6.50% and 7.25% as of September 30, 1999, 1998 and 1997, respectively.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     For measurement purposes, 5% and 3% annual rates of increase in the per capita cost of covered medical and dental costs, respectively, were assumed for fiscal 1999 and thereafter. The medical and dental cost trend rate assumptions have a significant effect on the amounts reported. To illustrate, increasing the assumed medical and dental cost trend rates one percentage point in each year would increase the accumulated post-retirement benefit obligation as of September 30, 1999 by approximately $319 thousand (9.2%) and increase the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for fiscal 1999 by approximately $49 thousand (11.9%). Decreasing the assumed medical and dental cost trend rates one percentage in each year would decrease the accumulated post-retirement benefit obligation as of September 30, 1999 by approximately $288 thousand (8.3%) and decrease the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for fiscal 1999 by approximately $43 thousand (10.4%).

     The Company established an ESOP in conjunction with the Company's initial public offering to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $9.6 million from the Company and used the funds to purchase 971,122 shares of the common stock of the Company in the open market. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of fifteen years. At September 30, 1999, the loan had an outstanding balance of $9.6 million and an interest rate of 7.00%. Both the loan obligation and the unearned compensation will be reduced by the amount of loan repayments to be made by the ESOP at the end of each plan year ending on December 31. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Shares released from the suspense account are allocated among participants at the end of the plan year on the basis of relative compensation in the year of allocation.

     Unallocated ESOP shares are pledged as collateral on the loan and are reported as a reduction of shareholders' equity. The Company reports compensation expense equal to the average market price of the shares to be released from collateral at the end of the plan year. The Company recorded approximately $423 thousand of compensation expense related to the ESOP for the year ended September 30, 1999.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


       The ESOP shares as of September 30, 1999 were as follows:
           Allocated shares                                                                                   -
           Shares released for allocation                                                                     -
           Unallocated shares                                                                            971,122
                Total ESOP shares                                                                        971,122

           Market value of unallocated shares at September 30, 1999 (In thousands)               $        10,500
                                                                                                   ====================

     During the year ended September 30, 1999, the Company adopted a supplemental retirement and benefit restoration plan for certain executive officers to restore certain benefits that may be reduced due to Internal Revenue Service regulations and to provide supplemental benefits to selected participants in the ESOP who retire or otherwise terminate employment before the ESOP has repaid the loan it incurred to purchase the Company's common stock. The benefits under this plan are unfunded and as of September 30, 1999, the accumulated benefit obligation was approximately $896 thousand. The Company recorded an expense of approximately $158 thousand relating to this plan during the year ended September 30, 1999.


(15) COMMITMENTS AND CONTINGENT LIABILITIES

     (A)  LEASE OBLIGATIONS

          The Company leases several  banking  office  facilities  under various noncancellable operating leases. These leases expire (excluding renewal options) in periods ranging from one to ten years. Minimum rental commitments under lease contracts are as follows:


                     Years ending September 30,
                            (In thousands)
                            --------------
                               2000                                        $         678
                               2001                                                  652
                               2002                                                  652
                               2003                                                  603
                               2004                                                  569
                               Thereafter                                            578
                                                                           --------------------
                                                                           $       3,732
                                                                           ====================

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     (B)  DATA PROCESSING AGREEMENT

          During the year ended September 30, 1997, the Company renewed its data processing agreement through January 2002. At September 30, 1999, remaining commitments under this agreement were approximately $2.1 million.

     (C)  OFF-BALANCE-SHEET FINANCING AND CONCENTRATIONS OF CREDIT

          The Company is a party to certain financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated financial statements. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

          The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

          Contract amounts of financial instruments that represent the future extension of credit as of September 30 at fixed and variable interest rates are as follows:

                                                                                     1999
                                                               --------------------------------------------------
                                                                     FIXED         VARIABLE             TOTAL
                                                                     -----         --------             -----
                                                                                (In thousands)

              Financial  instruments  whose contract
                 amounts  represent  credit risk:
                   Commitments outstanding:
                     Conventional mortgages                 $         12,088              1,368            13,456
                     Commercial real estate                               -              18,380            18,380
                     Construction loans                                   -              20,270            20,270
                                                              --------------    ---------------    --------------
                                                                      12,088             40,018            52,106
                                                              --------------    ---------------    --------------

                   Unused lines of credit:
                     Home equity                                          -               5,974             5,974
                     Commercial                                        6,412             58,445            64,857
                     Overdraft                                            -               2,863             2,863
                                                              --------------    ---------------    --------------
                                                                       6,412             67,282            73,694
                                                              --------------    ---------------    --------------

                   Standby letters of credit                              -               1,684             1,684
                                                              --------------    ---------------    --------------
                                                            $         18,500            108,984           127,484
                                                              ==============    ===============    ==============

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


                                                                                     1998
                                                              ---------------------------------------------------
                                                                     FIXED         VARIABLE             TOTAL
                                                                     -----         --------             -----
                                                                                (In thousands)
              Financial  instruments  whose contract
                amounts  represent  credit risk:
                   Commitments outstanding:
                     Conventional mortgages                 $         10,212                601            10,813
                     Commercial real estate                               -              12,886            12,886
                     Construction loans                                   -              14,575            14,575
                                                              --------------    ---------------    --------------
                                                                      10,212             28,062            38,274
                                                              --------------    ---------------    --------------

                   Unused lines of credit:
                     Home equity                                          -               6,242             6,242
                     Commercial                                       25,846             25,077            50,923
                     Overdraft                                            -               1,572             1,572
                                                              --------------    ---------------    --------------
                                                                      25,846             32,891            58,737
                                                              --------------    ---------------    --------------

                   Standby letters of credit                              -               2,721             2,721
                                                              --------------    ---------------    --------------
                                                            $         36,058             63,674            99,732
                                                              ==============    ===============    ==============

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since not all of the commitments are expected to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if any, required by the Company upon the extension of credit is based on management's credit evaluation of the customer. Mortgage and construction loan commitments are secured by a first lien on real estate. Collateral on extensions of credit for commercial loans varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial property.

          Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between commitment and actual extension of credit.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


          Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.

          Certain residential mortgage loans are written on an adjustable-rate basis and include interest rate caps which limit annual and lifetime increases in the interest rates on such loans. Generally, adjustable rate residential mortgages have an annual rate increase cap of 2% and a lifetime rate increase cap of 5% to 6%. These caps expose the Company to interest rate risk should market rates increase above these limits. At September 30, 1999 and 1998 approximately $55.5 million and $75.6 million of adjustable rate residential loans had interest rate caps.

          The Company generally enters into rate lock agreements at the time that residential mortgage loan applications are taken. These rate lock agreements fix the interest rate at which the loan, if ultimately made, will be originated. Such agreements may exist with borrowers with whom commitments to extend loans have been made, as well as with individuals who have not yet received a commitment. The Company makes its determination of whether or not to identify a loan as held for sale at the time rate lock agreements are entered into. Accordingly, the Company is exposed to interest rate risk to the extent that a rate lock agreement is associated with a loan application or a loan commitment which is intended to be held for sale, as well as with respect to loans held for sale.

          At September 30, 1999 and 1998, the Company had rate lock agreements (certain of which relate to loan applications for which no formal commitment has been made) and conventional mortgage loans held for sale amounting to approximately $8.5 million and $20.3 million, respectively.

          In order to reduce the interest rate risk associated with the portfolio of conventional mortgage loans held for sale, as well as outstanding loan commitments and uncommitted loan applications with rate lock agreements which are intended to be held for sale, the Company enters into agreements to sell loans in the secondary market to unrelated investors, and may also enter into option agreements. At September 30, 1999 and 1998, the Company had mandatory commitments and cancelable options to sell conventional fixed rate mortgage loans at set prices amounting to approximately $9.0 million and $25.0 million, respectively. The Company believes that it will be able to meet these commitments without incurring any material losses.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     (D)  SERVICED LOANS

          Total loans serviced by the Company for unrelated third parties were approximately $230.6 million and $195.7 million at September 30, 1999 and 1998, respectively.

     (E)  CONTINGENT LIABILITIES

          In the ordinary course of business there are various legal proceedings pending against the Company. Based on consultation with outside counsel, management believes that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on the Company's consolidated financial statements.

     (F)  CHARITABLE FOUNDATION CONTRIBUTION COMMITMENT

          In fiscal 1998, the Bank contributed $1.0 million in cash to The Troy Savings Bank Charitable Foundation (the "Foundation") and entered into a binding, unconditional commitment to contribute an additional $4.0 million in cash to the Foundation over the next three years. In fiscal 1999, the Bank contributed an additional $1.0 million in cash to the Foundation. The remaining cash contributions due to the Foundation are $1.5 million for each of the next two fiscal years.

          As of September 30, 1999 and 1998, the present value of the above commitment was $3.5 million and $2.7 million, respectively, and was recorded as a liability in the consolidated statements of condition. A related contribution expense of $4.5 million was recorded in the 1998 consolidated statement of income. The difference between the present value of the initial commitment and the gross amounts due to the Foundation is being amortized into contribution expense over the initial three year payment period. Such amortization was $211 thousand in fiscal 1999.

     (G)  CONCENTRATIONS OF CREDIT

          The Company grants commercial, consumer and residential loans primarily to customers throughout the six New York State counties of Albany, Rensselaer, Saratoga, Schenectady, Warren and Washington. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the real estate and construction related sectors of the economy.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     (H)  RESERVE REQUIREMENT

          The Company is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $1.1 million and $1.0 million at September 30, 1999 and 1998, respectively.

     (I)  LIQUIDATION ACCOUNT AND DIVIDEND RESTRICTIONS

          As part of the Bank's conversion from a mutual savings bank to a stock savings bank, the Company established a liquidation account in an amount equal to the Bank's total equity as of September 30, 1998. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account is reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. Neither the Company nor the Bank may pay dividends that would reduce shareholders' equity below the required liquidation account balance.

          Dividend payments by the Parent company must be within certain guidelines of the Federal Reserve Bank which provide, among other things, that dividends generally should be paid only from current earnings. The Bank's ability to pay dividends to the Parent Company is also subject to various restrictions. Under New York State Banking Law, dividends may be declared and paid only from the Bank's net profits, as defined. The approval of the Superintendent of Banks of the State of New York is required if the total of all dividends declared in any year will exceed the net profit for the year plus the retained net profits of the preceding two years. At September 30, 1999, the Bank had approximately $6.8 million in retained net profits which were available for dividend payments.


(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected net cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax assets and liabilities and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates of fair value under SFAS No. 107.

     In addition there are significant intangible assets that SFAS No. 107 does not recognize, such as the value of core deposits, the Company's branch network, and other items generally referred to as "goodwill."

     Short-Term Financial Instruments
     The fair values of certain financial instruments are estimated to approximate their carrying values because the remaining term to maturity of the financial instrument is less than 90 days or the financial instrument reprices in 90 days or less. Such financial instruments include cash and cash equivalents, accrued interest receivable, accrued interest payable and securities sold under agreements to repurchase.

     Loans Held for Sale
     The estimated fair value of loans held for sale is calculated by either using quoted market rates or, in the case where a firm commitment has been made to sell the loan, the firm committed price.

     Securities Available for Sale and Investment Securities Held to Maturity Securities available for sale and investment securities held to maturity are financial instruments which are usually traded in broad markets. Fair values are based upon market prices. If a quoted market price is not available for a particular security, the fair value is determined by reference to quoted market prices for securities with similar characteristics.

     Loans
     Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type including residential real estate, commercial real estate, construction, commercial loans and consumer loans.

     The estimated fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the respective loan portfolio. The estimated fair value for non-performing loans is based on recent external appraisals or estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no active market for many of these loans, management has no basis to determine whether the estimated fair value would be indicative of the value negotiated in an actual sale.

     Deposit Liabilities
     The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings accounts, N.O.W. and Super N.O.W. accounts, money market accounts and mortgagors' escrow deposits, is regarded to be the amount payable on demand. The estimated fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities as compared to the cost of borrowing funds in the market.

     Short-Term Borrowings and Long-Term Debt
     The estimated fair value of short-term borrowings and long-term debt is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for borrowings with similar maturities.

     Contributions Payable
     Contributions payable are recorded in the consolidated statements of condition at the present value of the remaining commitments, therefore the estimated fair value approximates the carrying value.

     Commitments to Extend Credit, Unused Lines of Credit and Standby Letters of Credit
     The fair value of commitments to extend credit, unused lines of credit and standby-letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed rate commitments to extend credit and unused lines of credit, fair value also considers the difference between current levels of interest rates and the committed rates. Based upon the estimated fair value of commitments to extend credit, unused lines of credit and standby letters of credit, there are no significant unrealized gains or losses associated with these financial instruments.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     Table of Financial Instruments

     The carrying values and estimated fair values of financial instruments as of September 30 were as follows:

                                                              1999                               1998
                                                 --------------------------------    -------------------------------
                                                                      ESTIMATED                          ESTIMATED
                                                    CARRYING            FAIR            CARRYING           FAIR
                                                      VALUE             VALUE             VALUE            VALUE
                                                      -----             -----             -----            -----
                                                                             (In thousands)
       Financial assets:
          Cash and cash equivalents               $       35,935           35,935            17,915          17,915
          Loans held for sale                              4,064            4,064            11,096          11,096
          Securities available for sale                  280,871          280,871           197,758         197,758
          Investment securities held to
              maturity                                     2,534            2,582             3,483           3,621
          Loans                                          566,906          544,259           465,581         469,713
              Less:  Allowance for loan losses           (10,764)              -             (8,260)             -
                                                    ------------     ------------     -------------    ------------
                    Net loans                            556,142          544,259           457,321         469,713
                                                    ============     ============     =============    ============

       Accrued interest receivable                         5,270            5,270             4,287           4,287

       Financial liabilities:
          Deposits:
              Demand, savings, money market,
                 N.O.W. and Super N.O.W.
                 accounts                                335,661          335,661           321,528         321,528
              Time accounts                              227,712          227,928           256,674         258,254
          Mortgagors' escrow accounts                      1,596            1,596             1,900           1,900
          Securities sold under agreements
              to repurchase                                3,736            3,736             2,524           2,524
          Short-term borrowings                          100,700          100,644                -               -
          Long-term debt                                  44,497           42,229            44,940          44,940
          Accrued interest payable                           487              487               360             360
          Contributions payable                            2,664            2,664             3,453           3,453

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


(17) REGULATORY CAPITAL REQUIREMENTS

     FDIC regulations require savings institutions to maintain a minimum level of regulatory capital. Under the regulations in effect at September 30, 1999 and 1998, the Bank was required to maintain a minimum leverage ratio of Tier I ("leverage" or "core") capital to adjusted quarterly average assets of 4.0%; and minimum ratios of Tier I capital and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The Federal Reserve Bank has also adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC.

     Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. Generally an institution is considered well capitalized if it has a Tier I capital ratio of at least 5.0% (based on total adjusted quarterly average assets); a Tier I risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

     The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk-weighting and other factors.

     Management believes that, as of September 30, 1999 and 1998, the Bank and the Company met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


     The  following  is a summary of the actual  capital  amounts and actual and
     required   capital  ratios  as  of  September  30  for  the  Bank  and  the consolidated Company:

                                                                                  1999
                                                   ----------------------------------------------------------------------
                                                                                              REQUIRED RATIOS
                                                                                     ------------------------------------
                                                           ACTUAL CAPITAL                 MINIMUM      CLASSIFICATION
                                                   -------------------------------        CAPITAL          AS WELL
                                                       AMOUNT            RATIO           ADEQUACY        CAPITALIZED
                                                       ------            -----           --------        -----------
                                                                          (Dollars in thousands)
         Tier 1 Capital:
             Bank                                  $    121,358         14.48%             4.00%            5.00%
             Consolidated                               180,339         21.21              4.00             5.00

         Tier 1 Risk-Based Capital:
             Bank                                       121,358         19.36              4.00             6.00
             Consolidated                               180,339         28.71              4.00             6.00

         Total Risk-Based Capital:
             Bank                                       129,193         20.61              8.00            10.00
             Consolidated                               188,191         29.96              8.00            10.00

                                                                                  1998
                                                   ----------------------------------------------------------------------
                                                                                              REQUIRED RATIOS
                                                                                     ------------------------------------
                                                           ACTUAL CAPITAL                 MINIMUM      CLASSIFICATION
                                                   -------------------------------        CAPITAL          AS WELL
                                                       AMOUNT            RATIO           ADEQUACY        CAPITALIZED
                                                       ------            -----           --------        -----------
                                                                          (Dollars in thousands)
         Tier 1 Capital:
             Bank                                  $     70,114          9.89%             4.00%            5.00%

         Tier 1 Risk-Based Capital:
             Bank                                        70,114         14.02              4.00             6.00

         Total Risk-Based Capital:
             Bank                                        76,368         15.27              8.00            10.00

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


(18) CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

     The Parent Company began operations in conjunction with the Bank's mutual-to-stock conversion and the Parent Company's initial public offering of its common stock. The following represents the Parent Company's balance sheet as of September 30, 1999, and its income statement and statement of cash flows for the period April 1, 1999 through September 30, 1999.

                                                        BALANCE SHEET
                                                       (In thousands)

       ASSETS

         Cash and cash equivalents                                                         $             15
         Loan receivable from subsidiary bank                                                        48,169
         Loan receivable from ESOP                                                                    9,620
         Accrued interest receivable                                                                    273
         Other assets                                                                                 2,293
         Investment in equity of subsidiary bank                                                    121,456
                                                                                             -------------------
              Total assets                                                                 $        181,826
                                                                                             ===================

       LIABILITIES AND SHAREHOLDERS' EQUITY

         Payable to subsidiary bank                                                                   1,387
         Total shareholders' equity                                                                 180,439
              Total liabilities and shareholders' equity                                   $        181,826
                                                                                             ===================

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


                                                      INCOME STATEMENT
                                                       (In thousands)


                                                                                          For the period April 1, 1999
                                                                                           through September 30, 1999
                                                                                           --------------------------
       Interest income:
         Loans to subsidiary bank and ESOP                                                 $            567
         Federal funds sold and interest-bearing deposits                                               322
                                                                                             -------------------
              Total interest income                                                                     889
                                                                                             -------------------
       Total non-interest expenses                                                                       38
                                                                                             -------------------
         Income before income tax expense and equity in
           undistributed earnings of subsidiary bank                                                    851
         Income tax expense                                                                            (341)
         Equity in undistributed earnings of subsidiary bank                                          3,213
                                                                                             -------------------
              Net income                                                                   $          3,723
                                                                                             ===================

                    TROY FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        September 30, 1999, 1998 and 1997


                                                   STATEMENT OF CASH FLOWS
                                                       (In thousands)

                                                                                          For the period April 1, 1999
                                                                                           through September 30, 1999
                                                                                           --------------------------
       Cash flows from operating activities:
         Net income                                                                        $          3,723
         Adjustments to reconcile net income to net cash
           provided by operating activities:
              Equity in undistributed earnings of subsidiary bank                                    (3,213)
              Increase in accrued interest receivable                                                  (273)
              Net increase in other assets                                                             (659)
              Net increase in intercompany payable to
                subsidiary bank                                                                       1,387
                                                                                             -------------------
                  Net cash provided by operating activities                                             965
                                                                                             -------------------

       Cash flows from investing activities:
         Investment in equity of subsidiary bank                                                    (56,837)
         Loan made to subsidiary bank                                                               (48,169)
         Loan made to ESOP                                                                           (9,620)
                                                                                             -------------------
                  Net cash used in investing activities                                            (114,626)
                                                                                             -------------------

       Cash flows from financing activities:
         Net proceeds from stock offering                                                           113,676
                  Net cash provided by financing activities                                         113,676

       Net increase in cash and cash equivalents                                                         15
       Cash and cash equivalents at beginning of period                                                  -
                                                                                             -------------------
       Cash and cash equivalents at end of period                                          $             15
                                                                                             ===================

       Supplemental disclosures of non-cash investing and financing activities:

           Recognition of subsidiary bank's total equity on date of Parent
              Company's investment in equity of subsidiary bank                            $         62,020
                                                                                             ===================
         Adjustment of subsidiary bank's securities available for sale to fair value, net of tax $        (614)
                                                                                                   ================

ITEM 9. CHARGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein is incorporated by reference from Troy Financial's definitive Proxy Statement for its annual meeting of shareholders to be held in February 2000, (the "Proxy Statement") which will be filed with the Securities and Exchange Commission within 120 days of Troy Financial's 1999 fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference from the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is incorporated by reference from the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated by reference from the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements are incorporated by reference from Item 8 hereof:

            Consolidated Statements of Condition -- September 30, 1999 and 1998.

            Consolidated Statements of Income -- Years Ended September 30, 1999, 1998, and 1997.

            Consolidated Statements of Changes in Shareholders' Equity -- Years Ended September 30, 1999, 1998, and 1997.

            Consolidated Statements of Cash Flows -- Years Ended September 30, 1999, 1998, and 1997.

            Notes to Consolidated Financial Statements.

            Independent Auditors' Report.

     (a)(2) There are no financial statements schedules which are required to be filed as part of this form since they are not applicable.

     (a)(3) See (c) below for all exhibits filed herewith and the Exhibit Index.

     (b)  Reports on Form 8-K

          On September 30, 1999, Troy Financial filed a Form 8-K that included a press release dated September 29, 1999, stating its intention to repurchase up to 4% of its outstanding stock and to reissue the stock under its Long-Term Equity Compensation Plan.

     (c) Exhibits. The following exhibits are either filed as part of this annual report on Form 10-K, or are incorporated herein by reference:

      Exhibit No.                        Exhibit
     -----------                         -------
         3.1      Amended  and  Restated  Certificate  of  Incorporation  of the
                  Company (incorporated by reference herein to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-68813)
         3.2      Bylaws of the Company  (incorporated  by  reference  herein to
                  Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 333-68813)
         4.1      Certificate of  Incorporation of the Company (filed as Exhibit
                  3.1 hereto)
         4.2      Bylaws of the Company (filed as Exhibit 3.2 hereto)
         4.3 Specimen certificate evidencing shares of Common Stock of the (incorporated by reference herein to Exhibit 4.3 to the Company's Registration Statement on Form S-1, File No. 333-68813)
         10.1     1999 Long-Term Equity Compensation Plan
         10.2 Form of Employment Agreements (incorporated by reference herein to Exhibit 10.1 to the Company's Registration Statement on Form S-1, File No. 333-68813)
         10.3 Form of Employment Protection Agreements (incorporated by reference herein to Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 333-68813)
         10.4 Form of Employee Change of Control Severance Plan (incorporated by reference herein to Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 333-68813)
         10.5 Form of Supplemental Retirement and Benefits Restoration Plan (incorporated by reference herein to Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 333-68813)
         21.1     Subsidiaries of Troy Financial Corporation
         27.1     Financial Data Schedule

     (d) There are no other financial statements and financial statement schedules which were excluded form the Annual Report which are required to be included herein.

------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Troy Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TROY FINANCIAL CORPORATION
                                           (Registrant)



December 20, 1999
                                             /s/ Daniel J. Hogarty
                                           --------------------------------
                                           Daniel J. Hogarty, Jr.
                                           President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                                  By: /s/ Daniel J. Hogarty
                                      ---------------------------------
                                  Daniel J. Hogarty, Jr.
                                  President, Chief Executive Officer
                                    and Director (Principal Executive
                                    Officer)

                                  Date: 12/20/99
                                        -----------------------

                                  By: /s/ Edward M. Maziejka
                                      -------------------------
                                  Edward M. Maziejka, Jr.
                                  Chief Financial Officer (Principal
                                    Financial Officer)

                                  Date: 12/20/99
                                        -----------------------

                                  By: /s/ George H. Arakelian
                                      -------------------------
                                  George H. Arakelian, Director

                                  Date: 12/20/99
                                        -----------------------

                                  By: /s/ Richard B. Devane
                                      -------------------------
                                  Richard B. Devane, Director

                                  Date: 12/20/99
                                        -----------------------

                                  By: /s/ Michael E. Fleming
                                      -------------------------
                                  Michael E. Fleming, Director

                                  Date: 12/20/99

                                  By: /s/ Willie A. Hammett
                                      ---------------------------
                                  Willie A. Hammett, Director

                                  Date: 12/20/99
                                        -------------------------

                                  By: /s/ Thomas B. Healy
                                      ---------------------------
                                  Thomas B. Healy, Director

                                  Date: 12/20/99
                                        ------------------------

                                  By: /s/ Keith D. Millsop
                                      --------------------------
                                  Keith D. Millsop, Director

                                  Date: 12/20/99
                                        ------------------------

                                  By: /s/ Edward G. O'Haire
                                      --------------------------
                                  Edward G. O'Haire, Director

                                  Date: 12/20/99


                                  By: /s/ Marvin L. Wulf
                                      -------------------------
                                  Marvin L. Wulf, Director

                                  Date: 12/20/99

                                  EXHIBIT INDEX

      EXHIBIT NO.                          EXHIBIT
      -----------                          -------

         3.1      Amended  and  Restated  Certificate  of  Incorporation  of the
                  Company (incorporated by reference herein to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-68813)

         3.2 Bylaws of the Company (incorporated by reference herein to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 333-68813)

         4.1      Certificate of  Incorporation of the Company (filed as Exhibit
                  3.1 hereto)

         4.2      Bylaws of the Company (filed as Exhibit 3.2 hereto)

         4.3 Specimen certificate evidencing shares of Common Stock of the (incorporated by reference herein to Exhibit 4.3 to the Company's Registration Statement on Form S-1, File No. 333-68813)

         10.1     1999 Long-Term Equity Compensation Plan

         10.6 Form of Employment Agreements (incorporated by reference herein to Exhibit 10.1 to the Company's Registration Statement on Form S-1, File No. 333-68813)

         10.7 Form of Employment Protection Agreements (incorporated by reference herein to Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 333-68813)

         10.8 Form of Employee Change of Control Severance Plan (incorporated by reference herein to Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 333-68813)

         10.9 Form of Supplemental Retirement and Benefits Restoration Plan (incorporated by reference herein to Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 333-68813)

         21.1     Subsidiaries of Troy Financial Corporation

         27.1     Financial Data Schedule