Form 10-Q
period 1999-12-31
TROY FINANCIAL CORP
filed 2000-02-14
CIK 1075046

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: DECEMBER 31, 1999
                                         -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _________


                       Commission file number: 000-25439

                           TROY FINANCIAL CORPORATION
             ------------------------------------------------------
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

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF FEBRUARY 10, 2000:
11,438,086 SHARES OF COMMON STOCK, PAR VALUE $.0001 PER SHARE.

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                            PAGE

Item 1:   Financial Statements


               Consolidated Statements of Condition, December 31,
                  1999 (unaudited) and September 30, 1999 ..............       1

               Consolidated Statements of Income, Three Months
                  Ended December 31, 1999 and 1998 (unaudited) .........       2

               Consolidated Statements of Cash Flows, Three Months
                  Ended December 31, 1999 and 1998 (unaudited) .........       3

               Consolidated Statements of Changes in
                  Shareholders' Equity, Three Months
                  Ended December 31, 1999 and 1998 (unaudited) .........       4

               Notes to Unaudited Consolidated Interim
                  Financial Statements .................................       5

Item 2:   Management's Discussion and Analysis of
             Financial Condition and Results of Operations .............       6

Item 3:   Quantitative and Qualitative Disclosures About Market Risk ...       7


PART II - OTHER INFORMATION

          Items 1-6.....................................................    II-1

          Signature page................................................    II-2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

          TROY FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF CONDITION

                                                                         DECEMBER 31, 1999      SEPTEMBER 30, 1999
                                                                         -----------------      ------------------
               ASSETS                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
               ------                                                     (Unaudited)
Cash & due from banks                                                       $ 39,928                $ 35,885
Federal funds sold                                                             3,741                      50
                                                                            --------                --------
          Total cash and cash equivalents                                     43,669                  35,935
Loans held for sale                                                            1,922                   4,064
Securities available for sale, at fair value                                 246,435                 280,871
Investment securities held to maturity ( fair value of $2,486 and $2,582
       at December 31, 1999 and September 30, 1999, respectively)              2,486                   2,534
Net loans receivable                                                         580,955                 556,142
Accrued interest receivable                                                    4,938                   5,270
Other real estate owned                                                        2,783                   1,845
Premises & equipment, net                                                     15,793                  15,049
Other assets                                                                  15,824                  13,386
                                                                            --------                --------
        Total assets                                                        $914,805                $915,096
                                                                            --------                --------

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Deposits:
         Savings accounts                                                    188,006                 191,968
         Money market accounts                                                18,089                  20,348
         N.O.W. and demand accounts                                          130,288                 123,345
         Time accounts                                                       220,876                 227,712
                                                                            --------                --------
              Total deposits                                                 557,259                 563,373
      Mortgagors' escrow accounts                                              3,951                   1,596
      Securities sold under agreements to repurchase                          93,933                   3,736
      Short-term borrowings                                                   25,000                 100,700
      Long-term debt                                                          44,382                  44,497
      Accrued interest payable                                                   646                     487
      Official bank checks                                                     8,381                   9,651
      Contributions payable                                                    2,718                   2,664
      Other liabilities and accrued expenses                                   7,971                   7,953
                                                                            --------                --------
              Total liabilities                                              744,241                 734,657


Shareholders' Equity:
      Preferred Stock, $.0001 par value; 15,000,000 shares authorized,
         none issued                                                              --                      --
      Common Stock, $.0001 par value; 60,000,000 shares authorized,
         12,139,021 issued at December 31, 1999 and September 30, 1999             1                       1
      Additional paid in capital                                             117,804                 117,759
      Unallocated common stock held by ESOP                                   -9,027                  -9,620
      Unvested restricted stock awards                                        -4,583                      --
      Treasury stock, at cost                                                 -6,488                      --
      Retained earnings, substantially restricted                             73,837                  72,699
      Accumulated other comprehensive loss                                      -980                    -400
                                                                            --------                --------
              Total shareholders' equity                                     170,564                 180,439
                                                                            --------                --------
                       Total liabilities and shareholders' equity           $914,805                $915,096
                                                                            --------                --------


 See accompanying notes to unaudited consolidated interim financial statements.

          TROY FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME
          (Unaudited)

                                                               FOR THE THREE MONTHS
                                                               ENDED DECEMBER 31,
                                                               ------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    1999                  1998
                                                                  -------               -------
Interest & dividend income:
     Interest and fees on loans                                   $11,252               $ 9,618
     Securities available for sale:
          Taxable                                                   1,870                 1,832
          Tax exempt                                                  701                   512
                                                                  -------               -------
                                                                    2,571                 2,344
     Investment securities held to maturity                            50                    62
     Federal funds sold                                               171                   143
                                                                  -------               -------
          Total interest and dividend income                       14,044                12,167
                                                                  -------               -------

Interest expense:
     Deposits and escrow accounts                                   4,656                 5,449
     Short-term borrowings                                            602                    41
     Long-term debt                                                   651                   710
                                                                  -------               -------
          Total interest expense                                    5,909                 6,200
                                                                  -------               -------
          Net interest income                                       8,135                 5,967
     Provision for loan losses                                        800                   813
                                                                  -------               -------
          Net interest income after provision for loan losses       7,335                 5,154
                                                                  -------               -------

Non-interest income:
     Service charges on deposits                                      261                   230
     Loan servicing fees                                              132                   126
     Trust service fees                                               202                   150
     Net gains from securities transactions                             3                     8
     Net losses from mortgage loan sales                              -23                   -12
     Other income                                                     576                   121
                                                                  -------               -------
          Total non-interest income                                 1,151                   623
                                                                  -------               -------

Non-interest expense:
     Compensation & employee benefits                               3,088                 2,732
     Occupancy                                                        465                   505
     Furniture, fixtures, & equipment                                 194                   173
     Computer charges                                                 434                   392
     Professional, legal and other fees                               409                   181
     Printing, postage and telephone                                  234                   152
     Other real estate owned                                          103                    66
     Contributions                                                     72                    70
     Other                                                            888                   570
                                                                  -------               -------
          Total non-interest expense                                5,887                 4,841
                                                                  -------               -------
Income before income tax expense                                    2,599                   936
Income tax expense                                                    719                   233
                                                                  -------               -------
Net income                                                        $ 1,880               $   703
                                                                  -------               -------

     Earnings per share:
          Basic                                                   $  0.18                   n/a
          Diluted                                                 $  0.18                   n/a

     Earnings per share calculations are not applicable for periods prior to the initial public offering on March 31, 1999.

 See accompanying notes to unaudited consolidated interim financial statements.

TROY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                                                                              For the three months ended
                                                                                             December 31,     December 31,
(in thousands, except share and per share data)                                              1999             1998
     COMMON STOCK
         Balance at beginning of period                                                        $       1              --

         Balance at end of period                                                              $       1              --

     ADDITIONAL PAID-IN CAPITAL

         Balance at beginning of period                                                        $ 117,759              --

         Adjustment for ESOP shares released for allocation                                           45              --

         Balance at end of period                                                              $ 117,804              --

     UNALLOCATED COMMON STOCK HELD BY ESOP

         Balance at beginning of period                                                        $  (9,620)             --

         ESOP shares released for allocation                                                         593              --

         Balance at end of period                                                              $  (9,027)             --

     UNVESTED RESTRICTED STOCK AWARDS

         Balance at beginning of period                                                        $      --              --

         Grant of  restricted stock awards (446,165 shares)                                       (4,824)             --

         Amortization of restricted stock awards                                                     241              --

         Balance at end of period                                                              $  (4,583)             --

     TREASURY STOCK

         Balance at beginning of period                                                        $      --              --

         Purchase of treasury stock                                                              (11,447)             --

         Grant of restricted stock awards (446,165 shares)                                         4,959              --

         Balance at end of period                                                              $  (6,488)             --

     RETAINED EARNINGS

         Balance at beginning of period                                                        $  72,699       $  70,622

         Net income                                                                            $   1,880       $     703

         Cash dividend                                                                              (607)

         Adjustment for grant of restricted stock awards                                            (135)

         Balance at end of period                                                              $  73,837       $  71,325

     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         Balance at beginning of period                                                        $    (400)      $     407

         Unrealized net holding losses on securities available for sale arising during the
         period (pre-tax  ($963) and ($17))                                                         (578)            (10)

         Reclassification adjustment for net gains on securities available for sale
          realized in net income, (pre-tax  $3 and $8)                                                (2)             (5)

         Other comprehensive loss                                                              $    (580)      $     (15)

             Comprehensive income                                                              $   1,300       $     688
                                                                                               ---------       ---------

         Balance at end of period                                                              $    (980)      $     392

         Total shareholders' equity at December 31,                                            $ 170,564       $  71,717

  See accompanying notes to unaudited consolidated interim financial statements

TROY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED
                                                                DECEMBER 31, 1999    DECEMBER 31, 1998
                                                               --------------------  -------------------
                                                               (in thousands)
INCREASE  (DECREASE)  IN CASH AND CASH  EQUIVALENTS:  CASH FLOWS FROM  OPERATING
   ACTIVITIES:
      Net income                                                                               1,880             703
      Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                           319             330
         Provision for loan losses                                                               800             813
         Amortization of restricted stock awards                                                 241              --
         ESOP compensation expense                                                               638              --
         Net accretion of premium/discount on securities                                        (362)           (819)
         Net gains from securities transactions                                                   (3)             (8)
         Net gain from mortgage loan sales                                                        23              12
         Net gain on sale of other real estate owned                                             (28)             --
         Writedowns of other real estate owned                                                    13              17
         Proceeds from sales of loans held for sale                                            5,842          15,870
         Net loans made to customers and held for sale                                        (3,723)        (15,565)
         Decrease in accrued interest receivable                                                 332             123
         Increase in other assets                                                             (2,054)           (404)
         Increase in accrued interest payable                                                    159             300
         Decrease in official bank checks, contributions payable,
            accrued expenses and other liabilities                                            (1,198)         (1,961)
                                                                                             -------         -------
            Total adjustments                                                                  1,328          (1,292)
                                                                                             -------         -------
            Net cash provided by (used in) operating activities                                2,879            (589)
                                                                                             -------         -------

   CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of securities available for sale                                  18,493              --
         Proceeds from maturity and paydown of securities AFS                                142,242          67,955
         Purchases of securities available for sale                                         (126,898)        (67,555)
         Proceeds from maturity of investment securities                                          48             632
         Proceeds from sale of other real estate owned                                         2,458              97
         Net loans made to customers                                                         (28,994)        (22,799)
         Capital expenditures                                                                 (1,063)         (1,222)
            Net cash provided by (used in) investing activities                                6,286         (22,892)
                                                                                             -------         -------

   CASH FLOWS FROM FINANCING ACTIVITIES:
         Net (decrease) increase in deposits                                                  (6,114)         10,291
         Increase in mortgagors' escrow accounts                                               2,355           1,839
         Net increase in securities sold under agreements to repurchase                       90,197           1,329
         Net decrease (increase ) in short term borrowings                                   (75,700)          9,700
         Payments on long term debt                                                             (115)           (109)
         Cash dividends paid                                                                    (607)             --
         Purchase of treasury stock                                                          (11,447)             --
                                                                                             -------         -------
            Net cash (used in) provided by financing activities                               (1,431)         23,050
                                                                                             -------         -------

Net increase (decrease) in cash and cash equivalents                                           7,734            (431)
                                                                                             -------         -------

Cash and cash equivalents at beginning of period                                              35,935          17,915
                                                                                             -------         -------

Cash and cash equivalents at end of period                                                    43,669          17,484
                                                                                             -------         -------

SUPPLEMENTAL INFORMATION
   CASH PAID FOR:
      Interest on deposits and borrowings                                                      5,750           5,900
      Income taxes                                                                               105              50

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Net reduction in loans resulting from the transfer  to other real estated                3,381              86
      Adjustment of securities available for sale to fair value, net of tax                     (580)            (15)
      Grant of restricted stock awards                                                         4,824              --

 See accompanying notes to unaudited consolidated interim financial statements

                         Notes to Unaudited Consolidated
                          Interim Financial Statements

Note 1. Basis of Presentation

The unaudited consolidated interim financial statements include the accounts of Troy Financial Corporation (the "Company") and its wholly owned subsidiary, The Troy Savings Bank (the "Bank"), and the Bank's subsidiaries. The Company became the bank holding company of the Bank on March 31, 1999. Accordingly, all financial data as of and for periods prior to such date are the consolidated data of the Bank and its subsidiaries. The September 30, 1999 data in the Consolidated Statements of Condition is derived from the Company's audited consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report on Form 10-K as of and for the year ended September 30, 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended September 30, 2000. Reclasses are made whenever necessary to conform to the current year presentation.

Note 2. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share is calculated in a manner similar to basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares ( such as stock options and unvested restricted stock ) were issued during the reporting period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three month period ended December 31, 1999:


For the Three Months Ended
December 31, 1999
( in thousands, except share and per share data )

                                                                     Weighted           Per
                                                  Net                Average            Share
                                                  Income             Shares             Amount
                                                  ------             ------             ------
Basic earnings per share                          $1,880           10,709,491            $0.18
                                                  ------           ----------            -----

Effect of potential common shares outstanding                           9,745
                                                                        -----

Diluted earnings per share                        $1,880           10,719,236            $0.18
                                                  ------           ----------            -----

Note 3. Comprehensive Income

Comprehensive income includes the reported net income of the Company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income or loss, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income or loss represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates.

Note 4. Impact of New Accounting Standards

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In May 1999, this statement was delayed by the FASB; consequently it will now be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     Troy Financial Corporation (the "Company" ) was formed in December 1998 to acquire all of the capital stock of The Troy Savings Bank (the "Bank") upon the Bank's conversion from a New York-chartered mutual savings bank to a New York-chartered stock savings bank. Upon the Bank's conversion on March 31, 1999, the Company completed its initial public offering of stock, issuing 12,139,021 shares of common stock, par value $.0001 per share ("Common Stock"), including 408,446 shares contributed to The Troy Savings Bank Community Foundation ( the "Foundation"). The Company sold 11,730,575 shares of Common Stock at a price of $10 per share through a subscription offering to certain depositors of the Bank. Net proceeds to the Company from the offering were $113.7 million after conversion costs and offering costs. The Company invested approximately $57 million of the net proceeds to acquire the Bank, and the Company used $9.6 million of the net proceeds from the conversion to fund a loan to the Bank's employee stock ownership plan (the "ESOP" ) which allowed the ESOP to purchase 971,122 shares of Common Stock in the open market. The Company's Common Stock is traded on the NASDAQ Stock Market National Market Tier under the symbol "TRYF."

     The consolidated financial condition and operating results of the Company are primarily dependent upon its wholly owned subsidiary, the Bank, and the Bank's subsidiaries, and all references to the Company prior to March 31, 1999, except where otherwise indicated, are to the Bank.

     The Bank is a community based, full service financial institution offering a wide variety of business and retail banking products. The Bank and its subsidiaries also offer a full range of trust, insurance, and investment services. The Bank's primary sources of funds are deposits and borrowings, which it uses to originate real estate mortgages, both residential and commercial, commercial business loans, and consumer loans throughout its primary market area which consists of the six New York counties of Albany, Saratoga, Schenectady,Warren, Washington, and Rensselaer (Troy).

     The Company's profitability, like many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between the interest it receives on interest earning assets, such as loans and investments, and the interest it pays on interest bearing liabilities, principally deposits and borrowings.

     Results of operations are also affected by the Bank's provision for loan losses, non- interest expenses such as salaries and employee benefits, occupancy and other operating expenses and to a lesser extent, non-interest income such as trust service fees, loan servicing fees and service charges on deposit accounts. Financial institutions in general, including the Company, are significantly affected by economic conditions, competition and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions and funds availability. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Bank's primary market area.

FINANCIAL CONDITION

The Company's total assets were $914.8 million at December 31, 1999, a decrease of $291,000, or .03% from the $915.1 million at September 30, 1999. Cash and cash equivalents were $43.7 million at December 31, 1999, an increase of $7.7 million from the $35.9 million at September 30, 1999. The increase was principally due to the Bank's decision to hold excess cash reserves in anticipation of an increased demand for cash by depositors in anticipation of Year 2000 liquidity needs.

The Bank's securities available for sale portfolio was $246.4 million at December 31, 1999, a decrease of $34.4 million, or 12.3% from the $280.9 million as of September 30, 1999. The decrease in securities was principally due to the continued growth in the loan portfolio, as well as the increase in cash reserves noted above.

Total loans receivable were $592.0 million as of December 31, 1999, an increase of $25.1 million or 4.4% over the $566.9 million as of September 30, 1999. The following table shows the loan portfolio composition as of the respective balance sheet dates:

                                                                     DECEMBER 31, 1999                  SEPTEMBER 30,
                                                                     1999                               1999
                                                                     -----------------                  --------------
                                                                                         % OF LOANS                      % OF LOANS
                                                                                         -----------                     -----------
                                                                                            (DOLLARS IN THOUSANDS)
Real estate loans:
     Residential mortgage                                                $223,438               37.7%     $221,721             39.1%
     Commercial                                                           229,249               38.7%      216,700             38.2%
     Construction                                                          20,348                3.4%       13,761              2.4%
                                                                         --------         ----------      --------       ----------
         Total real estate loans                                          473,035               79.0%      452,182             79.7%
                                                                         --------         ----------      --------       ----------
Commercial business loans                                                  73,240               12.4%       66,274             11.7%
                                                                         --------         ----------      --------       ----------
Consumer loans:
     Home equity lines of credit                                            6,599                1.1%        6,776              1.2%
     Other consumer                                                        39,490                6.7%       42,081              7.4%
                                                                         --------         ----------      --------       ----------
         Total consumer loans                                              46,089                7.8%       48,857              8.6%
                                                                         --------         ----------      --------       ----------
Gross loans                                                               592,364              100.0%      567,313            100.0%
                                                                                                          --------       ----------
Net deferred loan fees and costs and unearned discount                       (337)                            (407)
                                                                                                          --------
         Total loans                                                     $592,027                         $566,906
                                                                         --------                         --------

Commercial real estate loans increased $12.5 million to $229.2 million at December 31, 1999 or 38.7% of total loans, from $216.7 million at September 30, 1999, or 38.2% of total loans. Commercial business loans increased $7.0 million to $73.2 million or 12.4% of total loans at December 31, 1999, up from $66.3 million or 11.7% of total loans at September 30, 1999. Construction loans increased $6.6 million to $20.3 million or 3.4% of total loans at December 31, 1999, up from $13.8 million or 2.4% of total loans at September 30, 1999. The increase in the commercial real estate and construction loans, as well as commercial business loans is consistent with the Company's strategy to increase these loan portfolios as part of its emphasis on commercial banking activities. Residential real estate loans increased $1.7 million, or .8%, as the Company elected to hold 15 year fixed rate residential mortgages in its portfolio instead of selling them in the secondary mortgage market.

Non-performing assets were $9.7 million, or 1.06% of assets at December 31, 1999. The table below sets forth the amounts and categories of the Company's non-performing assets.

                                                  DECEMBER 31,             SEPTEMBER 30,
                                                      1999                    1999
                                               -------------------      ------------------
                                               (DOLLARS IN THOUSANDS)
Non-accrual loans:
     Real estate loans:
         Residential mortgage                           $ 2,324                  $ 2,707
         Commercial mortgage                              3,765                    4,210
         Construction                                        --                       --
                                                        -------                  -------
             Total real estate loans                      6,089                    6,917
Commercial business loans                                     3                       10
Home equity lines of credit                                  70                       58
Other consumer loans                                        126                      282
                                                        -------                  -------
             Total non-accrual loans                      6,288                    7,267
         Troubled debt restructurings                       605                      616
                                                        -------                  -------
             Total non-performing loans                   6,893                    7,883
     Other real estate owned :
         Residential real estate                            407                       76
         Commercial real estate                           2,376                    1,769
                                                        -------                  -------
             Total other real estate owned                2,783                    1,845
                                                        -------                  -------
             Total non-performing assets                $ 9,676                  $ 9,728
                                                        -------                  -------
Allowance for loan losses                               $11,072                  $10,764
                                                        -------                  -------
Allowance for loan losses as a percentage of
     non-performing loans                                160.63%                  136.55%
Non-performing loans as a percentage of
     total loans                                           1.16%                    1.39%
Non-performing assets as a percentage of
     total assets                                          1.06%                    1.06%

The $1.0 million decrease in non-performing loans at December 31, 1999 as compared to September 30, 1999 was attributable primarily to a foreclosure of a commercial real estate loan which was transferred to other real estate owned and subsequently sold. Other real estate owned increased by $938,000, principally from an increase of $607,000 in foreclosed commercial real estate and an increase of $331,000 of foreclosed residential real estate. The following table summarizes the activity in other real estate for the periods presented:

                                            THREE MONTHS ENDED DECEMBER 31,
                                                    1999          1998
                                                    ----          ----
                                               (IN THOUSANDS)
Balance at the beginning of the period              $1,845       $1,872
      Loans transferred to Other Real Estate         3,381           86
      Sale of Other Real Estate                     (2,430)         (97)
      Write down of Other Real Estate                  (13)         (17)
                                                    ------       ------
Balance at the end of the period                    $2,783       $1,844
                                                    ======       ======

The allowance for loan losses was $11.1 million, or 1.87% of period end loans at December 31, 1999, as compared to $10.8 million, or 1.90% of period end loans at September 30, 1999. The allowance for loan losses as a percentage of non-performing loans was 160.63% at December 31, 1999, as compared to 136.55% as of September 30, 1999. There are no loans past due 90 days and still accruing at December 31, 1999 or September 30, 1999. Even with the decrease in non-performing loans, the provision for loan losses remained similar to the quarter ended December 31, 1998 level due to the significant growth in the loan portfolio, a change in the mix of the loan portfolio to loan types with higher risk profiles, as well as an increase in net loan charge-offs. The following table summarizes the activity in the allowance for loan losses:

                                            THREE MONTHS ENDED DECEMBER 31,
                                                  1999          1998
                                                  ----          ----
                                                       (IN THOUSANDS)
Allowance at the beginning of the period        $10,764       $ 8,260
      Charge-offs                                  (527)         (139)
      Recoveries                                     35            73
                                                -------       -------

      Net charge-offs                              (492)          (66)
Provision for loan losses                           800           813
                                                -------       -------

Allowance at  end of the period                 $11,072       $ 9,007
                                                -------       -------

Total deposits were $557.3 million at December 31, 1999, a decrease of $6.1 million, or 1.1% from the $563.4 million at September 30, 1999. The following table shows the deposit composition as of the respective balance sheet dates:

                                            DECEMBER 31,1999                    SEPTEMBER 30, 1999
                                            ----------------                    ------------------
                                     (In Thousands)    % of Deposits     (In Thousands)    % of Deposits
Savings accounts                       $188,006             33.7%           $191,968            34.1%
Time accounts                           220,876             39.6%            227,712            40.4%
Money Market accounts                    18,089              3.2%             20,348             3.6%
NOW & Super NOW accounts                 90,594             16.3%             86,305            15.3%
Demand accounts                          39,694              7.1%             37,040             6.6%
                                       --------            -----            --------           -----
                                       $557,259            100.0%           $563,373           100.0%
                                       --------            -----            --------           -----

The $6.1 million decrease in deposits from September 30, 1999 is primarily attributable to a $6.8 million decrease in time deposits, a $4.0 million decrease in savings deposits and a $2.2 million decrease in money market accounts, which was partially offset by a $6.9 million increase in demand deposits. The decline in time deposit accounts is due to lower rates paid as the Company is emphasizing growth in core deposit accounts.

The Company increased its borrowings with the FHLB, to $159.4 million at December 31, 1999, an increase of $14.2 million from the $145.2 million at September 30, 1999. The Company used the additional borrowings to offset the decrease in deposits and to repurchase shares of the Company's common stock.

 Shareholders' equity at December 31, 1999 was $170.6 million, a decrease of $9.9 million or 5.5% from the $180.4 million at September 30, 1999. The decrease was principally attributable to the repurchase of shares of common stock under the Company's approved repurchase program, of which 446,165 shares were purchased for the Company's Long-Term Equity Compensation Plan. Shareholders' equity was increased by the Company's $1.9 million of net income, offset by the $607,000 of cash dividends paid in the quarter and the $580,000 increase in in accumulated other comprehensive loss. Shareholders' equity was increased by the ESOP shares which were allocated as of December 31, 1999 and was also increased by $241,000 due to the amortization of the restricted stock awards .

Shareholders' equity as a percentage of total assets was 18.64% at December 31, 1999 compared to 19.72% at September 30, 1999.

TABLE #1 AVERAGE BALANCE, INTEREST, YIELD AND RATE

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities and commercial business loans totaled $399,000 in the three month period ended December 31, 1999, and $247,000 for the comparable three month period. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities available for sale are shown at amortized cost

                                                                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                   -----------------------------------------------------------------
                                                                   1999                              1998
                                                                   --------------------------------  -------------------------------
                                                                   Average   Interest     Yield/      Average  Interest    Yield/
                                                                   Balance   Earned        Rate       Balance  Earned       Rate
                                                                   --------------------------------  -------------------------------
                                                                   (Dollars in Thousands)
INTEREST EARNING ASSETS:
           Total Loans                                              575,745      11,257   7.82%       477,387     9,454        7.92%
           Loans held for sale                                        2,935          57   7.77%         7,766       164        8.45%
           Investment securities held to maturity                     2,511          50   7.96%         3,250        62        7.63%
           Securities available for sale
                  Taxable                                           119,867       1,870   6.24%       138,273     1,832        5.30%
                  Tax-exempt                                         69,875       1,038   5.94%        51,950       759        5.84%
                                                                    -------       -----               -------     -----
                     Total securities available for sale            189,742       2,908   6.13%       190,223     2,591        5.45%
                Federal funds sold and other short term investments  12,341         171   5.54%        10,363       143        5.52%
                                                                    -------       -----               -------     -----

                     Total earning assets                           783,274      14,443   7.38%       688,989    12,414        7.21%

INTEREST BEARING LIABILITIES:
      Deposits:
           NOW and Super NOW accounts                                85,681         477   2.23%        78,125       429        2.20%
           Money market deposit accounts                             19,268         146   3.03%        17,503       134        3.06%
           Savings accounts                                         188,228       1,343   2.85%       197,089     1,465        2.97%
           Time deposits accounts                                   223,858       2,677   4.78%       254,325     3,410        5.36%
           Escrow accounts                                            2,861          13   1.82%         2,266        11        1.94%
                                                                    -------       -----               -------     -----
                     Total interest-bearing deposits                519,896       4,656   3.58%       549,308     5,449        3.97%
      Borrowings:
             Securities sold under agreement to repurchase            3,200          25   3.13%         4,556        36        3.16%
             Short-term borrowings                                   40,747         577   5.66%           271         5        7.38%
             Long term-debt                                          44,412         651   5.86%        49,035       710        5.79%
                                                                    -------       -----               -------     -----
                     Total borrowings                                88,359       1,253   5.67%        53,862       751        5.58%
                                                                    -------       -----               -------     -----

                     Total interest-bearing liabilities             608,255       5,909   3.89%       603,170     6,200        4.11%

      Net interest spread                                                                 3.49%                                3.10%

      Net interest income / net interest margin                                   8,534   4.36%                   6,214        3.61%
                                                                                  -----                           -----

      Ratio of interest earning assets to
        interest bearing liabilities                                                    128.77%                              114.23%

      Tax equivalent adjustment                                                     399                             247
                                                                                -------                         -------


      Net interest income as per consolidated financial statements  $ 8,135                                     $ 5,967
                                                                    -------                                     -------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1999 AND 1998

GENERAL

For the three months ended December 31, 1999, the Company recorded net income of $1.9 million, an increase of $1.2 million as compared to net income of $703,000 for the three month period ended December 31, 1998. The increase was principally the result of higher net interest income and noninterest income, which was partially offset by higher non-interest expenses and income tax expense. The Company's basic and diluted earnings per share were $0.18 for the three months ended December 31, 1999.

Annualized return on average assets for the three months ended December 31, 1999 and 1998, was 0.89% and 0.39%, respectively, and the Company's annualized return on average equity was 4.21% and 3.94%, respectively.

NET INTEREST INCOME

Net interest income on a tax equivalent basis for the three months ended December 31, 1999, was $8.5 million, an increase of $2.3 million, or 37.3%, when compared to the three months ended December 31, 1998. The increase was primarily attributable to a $94.3 million increase in average interest earning assets which more than offset the $5.1 million increase in average interest bearing liabilities. The increase in interest earning assets was principally funded by the net proceeds received from the initial public offering. The increase was also a result of a $34.5 million increase in average borrowings, offset by a $29.4 million decrease in average deposits. Net interest income was also positively affected by the 22 basis point decrease in average cost of funds and the 17 basis point increase in yield on average earning assets.

Interest and dividend income for the three months ended December 31, 1999 was $14.4 million on a tax equivalent basis, an increase of $2.0 million, or 16.3%, over the prior year. The increase was principally due to the increase in the volume of earning assets as well as the 17 basis point increase in the average yield on interest earning assets.

The average yield on taxable available for sale securities increased by 94 basis points for the three months ended December 31, 1999, compared to the same period in 1998, which more than offset the $18.4 million decrease in average balance of taxable available for sale securities. The Company has invested primarily in short-term government agency discount bonds providing liquidity comparable to federal funds while still offering a yield greater than the 5.54% average yield for federal funds sold. The average loan yield for the three months ended December 31, 1999 was 7.82%, down 10 basis points from the same period in the previous year, but was 169 basis points more than the 6.13% average yield on available for sale securities. The Company has also invested in tax-exempt municipal securities, primarily maturing within one year. The average tax equivalent yield on these securities for the three months ended December 31, 1999 was 5.94%, 10 basis points higher than the yield for the same period in 1998, and 40 basis points higher than the average yield on federal funds sold and other short-term investments for the three months ended December 31, 1999.

Interest expense for the three months ended December 31, 1999, was $5.9 million, a decrease of $291,000, or 4.7% over the three month period ended December 31, 1998. The change was principally due to a 22 basis point decrease in the average cost of funds which more than offset the increase in average volume of interest bearing liabilities. The average balance of interest bearing liabilities was $608.3 million for the three months ended December 31, 1999, an increase of $5.1 million, or 1.0%, primarily attributable to an increase in borrowings of $34.5 million which offset a $29.4 million decrease in deposits primarily the result of a $30.5 million decrease in time deposit accounts and a $8.9 million decrease in savings accounts, partially offset by a $7.6 million increase in interest-bearing checking. The average balance of FHLB borrowings was $85.2 million for the three months ended December 31, 1999, as compared to $49.3 million in the comparable three month period. The increase in short-term FHLB advances more than offset the $30.5 million decline in time deposit accounts, which the Company experienced as a result of the decrease in time deposits rates.

The Company's net interest margin was 4.36% for the three months ended December 31, 1999, compared to 3.61% for the comparable three month period. The primary cause was a $94.3 million increase in average earning assets, due primarily to the Company's initial public offering as well as the 17 basis point increase in the average yield on earning assets and the 22 basis point decrease in cost of funds. The decline in cost of funds was principally caused by the decrease in rates paid on time deposits and savings accounts which was partially offset by the increase in the average rates paid on FHLB borrowings. The increase in the yield on interest earning assets was caused by the investment of a substantial portion of the offering proceeds in loans, primarily commercial real estate and commercial business loans, with higher yields than securities or federal funds and other short term investments.

For more information on average balances, interest, yields and rates, please refer to Table #1, included in this report.

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

The provision for loan losses was $800,000 for the three months ended December 31, 1999, a decrease of $13,000, or 1.6% from the comparable period of the prior year. The allowance for loan losses was $11.1 million, or 1.87% of period end loans at December 31, 1999, as compared to $10.8 million, or 1.90% of period end loans at September 30, 1999. The allowance for loan losses as a percentage of non-performing loans was 160.63% at December 31, 1999 as compared to 136.55% at September 30, 1999. Non-performing loans were $6.9 million, or 1.16% of total loans at December 31, 1999, compared to $7.9 million, or 1.39% of total loans at September 30, 1999. Even with the decrease in non-performing loans, the provision for loan losses remained similar to the quarter ended December 31, 1998 level due to the significant growth in the loan portfolio, a change in the mix of the loan portfolio to loan types with higher risk profiles, as well as an increase in net loan charge-offs.

Commercial real estate loans and commercial business loans represent 51.1% of the total loan portfolio at December 31, 1999 compared to 49.9% at September 30, 1999.

NON-INTEREST INCOME

Non-interest income was $1.2 million for the three months ended December 31, 1999, an increase of $528,000, or 84.8% from the three months ended December 31, 1998. The increase was principally due to the receipt of a $382,000 award from the U.S. Government as a result of originating commercial real estate loans which qualified under the U.S. Treasury's Bank Enterprise Award program, as well as increases in trust service fees and service charges on deposit accounts. Trust service fees were up $52,000, or 34.7%, as a result of a higher balance of assets managed than in the comparable period of the prior year. Service charges on deposit accounts were up $31,000, or 13.5%, compared to the same period of the prior year.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended December 31, 1999 was $5.9 million, an increase of $1.0 million, or 21.6%, from the same period in 1998. Personnel expense increased by $356,000 during the three months ended December 31, 1999, as compared to the prior year due to the additional costs in the 1999 period for the ESOP and the restricted stock awards. Professional fees increased by $228,000, or 126.0% for the three months ended December 31, 1999, over the comparable period of the prior year, primarily caused by increased fees associated with operating a stock form organization as compared to a mutual savings bank. Other real estate owned expense was up $37,000, or 56.1%, for the three months ended December 31, 1999, as compared to the same period in 1998. The increase was principally due to higher foreclosure expenses in the three months ended December 31, 1999, as compared to the same period in the prior year. Other expense increased by $318,000, or 55.8%, for the three months ended December 31, 1999, as compared to the three months ended December 31, 1998. This increase was primarily attributable to a $97,000 increase in operating expenses for Delaware franchise taxes as a result of being a stock form organization and costs associated with the cash reserves maintained for Year 2000 liquidity purposes, advertising and marketing costs related to the opening of the Wynantskill branch, deferred compensation costs for directors, and costs associated with servicing loans.

INCOME TAX EXPENSE

Income tax expense for the three months ended December 31, 1999, was $719,000, as compared to $233,000 for the comparable period in 1998. The increase was primarily caused by the $1.7 million increase in income before taxes for the three months ended December 31, 1999, as compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to generate cash flows to meet present and future financial obligations and commitments. Management monitors its liquidity position on a daily basis to determine that the Company has adequate liquidity to fund loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

The primary sources of funds are deposits, borrowings, loan repayments, and proceeds from the redemption and maturity of federal funds sold and other short-term securities. The Company's primary cash outflows are new loan originations, purchases of securities, deposit withdrawals, and common stock repurchases. The Company monitors the cash outflows and inflows on a daily basis. Although maturities and scheduled amortization of loans are a predictable source of funds, deposit outflows, mortgage prepayments and mortgage loan sales are greatly influenced by changes in interest rates, economic conditions, and competitors.

The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, as well as FHLB advances. Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of the Company's depositors, and meet all other daily obligations of the Company.

Consistent with its goals to operate a sound and profitable financial organization, the Company actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. As of December 31, 1999 and September 30, 1999, total equity was $170.6 million and $180.4 million, respectively, or 18.6% and 19.7% of total assets at those respective dates. The reduction in the equity to assets ratio is consistent with the Company's strategy to manage its capital through asset growth, dividend payments as reflected by the $.05 per share cash dividend paid in the quarter ended December 31, 1999, and a share repurchase program. The Company has repurchased 952,100 shares of common stock in the quarter ended December 31, 1999. The Company utilized 446,165 of these shares for awards of restricted stock under the Company's Long-Term Equity Compensation Plan. In addition, 79,000 shares were purchased by the Company through a deferred compensation plan maintained for directors. The cost basis of these shares is included in treasury stock.

The following is a summary of the Company's and the Bank's actual capital amounts and ratios at December 31, 1999, compared to the FDIC minimum capital requirements:

                            ACTUAL                         RATIO REQUIREMENTS
                            ----------------------------   -----------------------------------
                                                           MINIMUM            CLASSIFICATION
                                                           CAPITAL            AS WELL
                            AMOUNT          PERCENT        ADAQUECY           CAPITALIZED
                            ------          -------        --------           -----------
                            (DOLLARS IN THOUSANDS)
Leverage (Tier I) Capital:
     Bank                   $123,984         14.65%          4.00%              5.00%
     Consolidated           $170,965         20.20%          4.00%              5.00%

Tier 1 Risk-based capital:
     Bank                   $123,984         18.64%          4.00%              6.00%
     Consolidated           $170,965         26.19%          4.00%              6.00%

Total Risk-Based Capital:
     Bank                    132,299         19.89%          8.00%             10.00%
     Consolidated            179,126         27.44%          8.00%             10.00%


FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project","believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company's assets and liabilities, are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, the Company may publish other forward- looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

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

Interest rate risk can be defined as an exposure to a movement in interest rates that could have an adverse effect on the Company's net interest income. Interest rate risk arises naturally from the imbalance in repricing, maturity and/or cash flow characteristics of assets and liabilities. When interest bearing liabilities mature or reprice on a different basis than interest earning assets in a given period, a significant increase in market rates of interest could adversely effect net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest bearing liabilities, a significant decline in market rates of interest could decrease net interest income.

In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. Management's asset liability management committee ('ALCO") meets at least monthly to review consolidated balance sheet structure, formulate strategy in light of expected economic conditions and review performance against guidelines established to control exposure to the various types of inherent risk, and reports the interest rate risk position to the Board of Directors on a quarterly basis. ALCO also evaluates the overall risk profile and determines actions to maintain and achieve a posture consistent with policy guidelines. The Company cannot predict the future movement of interest rates, and such movement could have an adverse impact on the Company's consolidated financial condition and results of operations.

The Company, in order to manage its exposure to interest rate risk, has emphasized the origination of adjustable rate mortgage loans, and to a lesser extent commercial real estate, commercial business and consumer loans; sells substantially all of its fixed rate residential mortgage loans in the secondary market, although recently the Company is holding its 15-year fixed rate residential mortgage loans in portfolio; utilizes FHLB advances to better structure the maturities of its interest rate sensitive liabilities; and invests in short-term securities which generally bear lower yields, compared to longer-term investments, but which better position the Company for increases in interest rates.

In order to reduce the interest rate risk associated with the portfolio of conventional mortgage loans held for sale, as well as outstanding loan commitments and uncommitted loan applications with rate lock agreements which are intended to be held for sale, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis, and may also enter into option agreements. There have been no significant changes in the

Company's interest rate sensitivity since September 30, 1999.

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

               Not applicable

ITEM 2 -  CHANGES IN SECURITIES AND USE OF PROCEEDS

               Not applicable

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

               Not applicable

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special meeting of shareholders on October 1, 1999. At the meeting a proposal to approve the Troy Financial Corporation Long-term Equity Compensation Plan was approved. The votes cast for and against this proposal, and the number of abstentions and broker non-votes with respect to the proposal, were as follows:

     Approval of 1999 Long-Term Equity Compensation Plan

For               Against                Abstentions           Broker Non-votes
6,804,617         1,294,135              138,486                         ----

ITEM 5 -  OTHER INFORMATION

               Not applicable

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits.

                    27.  Financial Data Schedule

               (b)  Reports on 8-K.

     Even with the decrease in non-performing loans, the provision for loan losses remained similar to the quarter ended December 31, 1998 level due to the significant growth in the loan portfolio, a change in the mix of the loan portfolio to loan types with higher risk profiles, as well as an increase in net loan charge-offs.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TROY FINANCIAL CORPORATION
                                              (Registrant)

Date:    February 14, 2000            /s/ Daniel J. Hogarty, Jr.
                                      ------------------------------------------
                                      Daniel J. Hogarty, Jr.
                                      Chairman of the Board, President and
                                        Chief Executive Officer

                                      /s/ Edward M. Maziejka, Jr.
                                      ------------------------------------------
                                      Edward M. Maziejka, Jr.
                                      Vice President and Chief Financial Officer