Form 10-Q
period 2000-03-31
TROY FINANCIAL CORP
filed 2000-05-16
CIK 1075046

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: MARCH 31, 2000

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

                     32 Second Street, Troy, New York 12180
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (518) 270-3313
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 not applicable
               --------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: [x] NO: [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF MAY 10, 2000:
11,404,775 SHARES OF COMMON STOCK, PAR VALUE $.0001 PER SHARE.

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                             PAGE
                                                                             ----
Item 1:    Financial Statements

                    Consolidated Statements of Condition, March 31,
                     2000 (unaudited) and September 30, 1999 ...............   1

                    Consolidated Statements of Income, Three and Six
                     Months Ended March 31, 2000 and 1999
                     (unaudited) ...........................................   2

                    Consolidated Statements of Cash Flows, Six Months
                     Ended March 31, 2000 and 1999
                     (unaudited) ...........................................   3

                    Consolidated Statements of Changes in
                     Shareholders' Equity, Six Months Ended
                     March 31, 2000 and 1999 (unaudited) ...................   4

                    Notes to Unaudited Consolidated Interim
                     Financial Statements ..................................   5

Item 2:    Management's Discussion and Analysis of
               Financial Condition and Results of Operations ...............   6

Item 3:    Quantitative and Qualitative Disclosures About Market Risk.......  19


PART II - OTHER INFORMATION

                    Items 1-6 ............................................  II-1

                    Signature page .......................................  II-2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           TROY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                               March 31, 2000   September 30, 1999
                                                                                               --------------   ------------------
                   ASSETS                                                                       (In thousands, except share data)
                   ------
                                                                                                 (Unaudited)
Cash & due from banks ......................................................................      $  19,553          $  35,885
Federal funds sold .........................................................................          9,391                 50
                                                                                                  ---------          ---------
          Total cash and cash equivalents ..................................................         28,944             35,935
Loans held for sale ........................................................................          1,466              4,064
Securities available for sale, at fair value ...............................................        249,603            280,871
Investment securities held to maturity  (fair value of $2,423 and $2,582
       at March 31, 2000 and September 30, 1999, respectively) .............................          2,442              2,534
Net loans receivable .......................................................................        584,946            556,142
Accrued interest receivable ................................................................          5,827              5,270
Other real estate owned ....................................................................          2,784              1,845
Premises & equipment, net ..................................................................         15,528             15,049
Other assets ...............................................................................         18,555             13,386
                                                                                                  ---------          ---------
        Total assets .......................................................................      $ 910,095          $ 915,096
                                                                                                  =========          =========



                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
       Savings accounts ....................................................................        188,445            191,968
       Money market accounts ...............................................................         20,653             20,348
       N.O.W. and demand accounts ..........................................................        135,504            123,345
       Time accounts .......................................................................        216,108            227,712
                                                                                                  ---------          ---------
          Total deposits ...................................................................        560,710            563,373
       Mortgagors' escrow accounts .........................................................          2,532              1,596
       Securities sold under agreements to repurchase ......................................         86,442              3,736
       Short-term borrowings ...............................................................         20,000            100,700
       Long-term debt ......................................................................         53,266             44,497
       Accrued interest payable ............................................................            786                487
       Official bank checks ................................................................          2,959              9,651
       Contributions payable ...............................................................          2,772              2,664
       Other liabilities and accrued expenses ..............................................         10,132              7,953
                                                                                                  ---------          ---------
          Total liabilities ................................................................        739,599            734,657



Shareholders' Equity:
       Preferred Stock, $.0001 par value; 15,000,000 shares authorized,
          none issued ......................................................................           --                 --
       Common Stock, $.0001 par value; 60,000,000 shares authorized,
          12,139,021 issued at March 31, 2000 and September 30, 1999 .......................              1                  1
       Additional paid in capital ..........................................................        117,804            117,759
       Unallocated common stock held by ESOP ...............................................         (9,027)            (9,620)
       Unvested restricted stock awards ....................................................         (4,342)              --
       Treasury stock, at cost .............................................................         (7,978)              --
       Retained earnings, substantially restricted .........................................         75,334             72,699
       Accumulated other comprehensive loss ................................................         (1,296)              (400)
                                                                                                  ---------          ---------
          Total shareholders' equity .......................................................        170,496            180,439
                                                                                                  ---------          ---------
                                                  Total liabilities and shareholders' equity      $ 910,095          $ 915,096
                                                                                                  =========          =========

 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 For the three months ended         For the six months ended
                                                                          March 31,                         March 31,
                                                                         ----------                        ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                    2000             1999              2000             1999
                                                                    ----             ----              ----             ----
Interest & dividend income:
     Interest and fees on loans                                     $11,377          $9,544         $22,629         $19,162
     Securities available for sale:
         Taxable                                                      1,982           1,636           3,852           3,468
         Tax exempt                                                     748             532           1,449           1,044
                                                               ------------    ------------    ------------    ------------
                                                                      2,730           2,168           5,301           4,512
     Investment securities held to maturity                              49              56              99             118
     Federal funds sold                                                 184             527             355             670
                                                               ------------    ------------    ------------    ------------
         Total interest and dividend income                          14,340          12,295          28,384          24,462
                                                               ------------    ------------    ------------    ------------
Interest expense:
     Deposits and escrow accounts                                     4,559           5,368           9,215          10,817
     Short-term borrowings                                            1,013              95           1,615             196
     Long-term debt                                                     684             645           1,335           1,295
                                                               ------------    ------------    ------------    ------------
         Total interest expense                                       6,256           6,108          12,165          12,308
                                                               ------------    ------------    ------------    ------------
         Net interest income                                          8,084           6,187          16,219          12,154
     Provision for loan losses                                          538             812           1,338           1,625
                                                                               ------------    ------------    ------------
         Net interest income after provision for loan losses          7,546           5,375          14,881          10,529
                                                               ------------    ------------    ------------    ------------
Non-interest income:
     Service charges on deposits                                        250             212             511             442
     Loan servicing fees                                                124             106             256             232
     Trust service fees                                                 137             155             339             305
     Net gains from securities transactions                               2               1               5               9
     Net (losses) gains from mortgage loan sales                        (50)            196             (73)            184
     Other income                                                       212             176             788             297
                                                               ------------    ------------    ------------    ------------
         Total non-interest income                                      675             846           1,826           1,469
                                                               ------------    ------------    ------------    ------------
Non-interest expense:
     Compensation & employee benefits                                 3,078           2,536           6,166           5,268
     Occupancy                                                          532             522             997           1,027
     Furniture, fixtures, & equipment                                   217             205             411             378
     Computer charges                                                   383             349             817             741
     Professional, legal and other fees                                 303             475             712             656
     Printing, postage and telephone                                    214             168             448             320
     Other real estate owned                                             60             553             163             619
     Contributions                                                       16           4,299              88           4,369
     Other                                                              597           1,311           1,485           1,881
                                                               ------------    ------------    ------------    ------------
         Total non-interest expense                                   5,400          10,418          11,287          15,259
                                                               ------------    ------------    ------------    ------------
Income (loss) before income tax expense  (benefit)                    2,821          (4,197)          5,420          (3,261)
Income tax expense (benefit)                                            752          (1,848)          1,471          (1,615)
                                                               ------------    ------------    ------------    ------------
Net income  (loss)                                                   $2,069         ($2,349)         $3,949         ($1,646)
                                                               ============    ============    ============    ============
     Earnings per share:
         Basic                                                        $0.21             n/a           $0.38             n/a
         Diluted                                                      $0.21             n/a           $0.38             n/a

     Earnings per share calculations are not applicable for periods prior to the initial public offering on March 31, 1999.

 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                 FOR THE SIX MONTHS ENDED
                                                                                             MARCH 31, 2000        MARCH 31, 1999
                                                                                     -----------------------------------------------
                                                                                                      (IN THOUSANDS)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income/(loss)                                                                            $3,949               ($1,646)
     Adjustments to reconcile net income /(loss) to net cash (used in)
     provided by operating activities:
       Depreciation and amortization                                                                 656                   653
       Provision for loan losses                                                                   1,338                 1,625
       Amortization of restricted stock awards                                                       482                    --
       ESOP compensation expense                                                                     638                    --
       Net accretion of discount on securities                                                      (918)               (1,670)
       Net gains from securities transactions                                                         (5)                   (9)
       Net loss/(gain) from mortgage loan sales                                                       73                  (184)
       Net loss on sale of other real estate owned                                                     4                    13
       Write down of other real estate owned                                                         362                   229
       Proceeds from sales of loans held for sale                                                  8,232                40,891
       Net loans made to customers and held for sale                                              (5,707)              (37,162)
       (Increase)/decrease in accrued interest receivable                                           (557)                  414
       Increase in other assets                                                                   (4,570)               (2,063)
       Increase in accrued interest payable                                                          299                   333
       Charitable foundation contribution                                                             --                 4,084
       Decrease  in official bank checks, contributions payable
          accrued expenses and other liabilities                                                  (4,405)               (2,820)
                                                                                      ------------------    ------------------
          Total adjustments                                                                       (4,078)                4,334
                                                                                      ------------------    ------------------
          Net cash (used in) provided by operating activities                                       (129)                2,688
                                                                                      ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Proceeds from sale of securities available for sale                                        31,904                 1,046
       Proceeds from maturity and paydown of securities available for sale                       230,452               220,972
       Purchases of securities available for sale                                               (231,660)             (298,841)
       Proceeds from maturity of investment securities                                                92                   733
       Proceeds from sale of other real estate owned                                               2,514                   345
       Net loans made to customers                                                               (33,961)              (30,885)
       Purchases of premises and equipment                                                        (1,135)               (1,715)
                                                                                      ------------------    ------------------
          Net cash  used in investing activities                                                  (1,794)             (108,345)
                                                                                      ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Net decrease in deposits                                                                   (2,663)              (11,487)
       Net increase in mortgagors' escrow accounts                                                   936                   445
       Excess subscription funds held in escrow                                                       --                77,396
       Net increase (decrease)  in securities sold under agreements to repurchase                 82,706                  (619)
       Net decrease in short term borrowings                                                     (80,700)                   --
       Proceeds from issuance of long term debt                                                    9,000                 5,700
       Payments on long term debt                                                                   (231)                 (218)
       Dividends paid                                                                             (1,179)                   --
       Purchase of treasury stock                                                                (12,937)                   --
       Net proceeds from stock offering                                                               --               113,676
                                                                                      ------------------    ------------------
          Net cash (used in) provided by financing activities                                     (5,068)              184,893
                                                                                      ------------------    ------------------

Net (decrease) increase in cash and cash equivalents                                              (6,991)               79,236
                                                                                      ------------------    ------------------

Cash and cash equivalents at beginning of period                                                  35,935                17,915
                                                                                      ------------------    ------------------

Cash and cash equivalents at end of period                                                       $28,944               $97,151
                                                                                      ==================    ==================

SUPPLEMENTAL INFORMATION

   CASH PAID FOR:

     Interest on deposits and borrowings                                                         $11,866               $11,975
     Income taxes                                                                                  1,330                   330

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

     Net reduction in loans resulting from the transfer  to other real estate owned                3,819                   320
     Adjustment of securities available for sale to fair  value, net of tax                         (896)                 (193)
     Grant of restricted stock awards                                                              4,824                    --


See accompanying notes to unaudited consolidated interim financial statements

                           TROY FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                         For the six months ended
                                                                                                  March 31,
(in thousands, except share and per share data)                                           2000                  1999
==============================================================================================================================
     COMMON STOCK

         Balance at beginning of period                                              $1                    $   -
         Issuance of 11,730,575 shares of $0.0001 par value
            common stock in initial public offering                                   -                        1
         Issuance of 408,446 shares of $0.0001 par value
            common stock to The Troy Savings Bank Community Foundation                -                        -

------------------------------------------------------------------------------------------------------------------------------

         Balance at end of period                                                    $1                       $1
------------------------------------------------------------------------------------------------------------------------------

     ADDITIONAL PAID-IN CAPITAL

         Balance at beginning of period                                        $117,759                    $   -
         Issuance of 11,730,575 shares of common stock in
            initial public offering, net of offering costs of $3,630                  -                  113,675

         Issuance of 408,446 shares of common stock to The Troy Savings
            Bank Charitable Foundation                                                -                    4,084

         Adjustment for ESOP shares released for allocation                          45                        -

------------------------------------------------------------------------------------------------------------------------------

         Balance at end of period                                              $117,804                 $117,759
------------------------------------------------------------------------------------------------------------------------------

     UNALLOCATED COMMON STOCK HELD BY ESOP

         Balance at beginning of period                                         $(9,620)                       -

         ESOP shares released for allocation                                        593
                                                                                                               -
------------------------------------------------------------------------------------------------------------------------------

         Balance at end of period                                               $(9,027)                       -
------------------------------------------------------------------------------------------------------------------------------

     UNVESTED RESTRICTED STOCK AWARDS

         Balance at beginning of period                                            $  -                        -

         Grant of  restricted stock awards (446,165 shares)                      (4,824)                       -

         Amortization of restricted stock awards                                    482                        -

------------------------------------------------------------------------------------------------------------------------------
         Balance at end of period                                               $(4,342)                       -
------------------------------------------------------------------------------------------------------------------------------

     TREASURY STOCK

         Balance at beginning of period                                           $   -                        -

         Purchase of treasury stock (1,180,411 shares)                          (12,937)                       -

         Grant of restricted stock awards (446,165 shares)                        4,959                        -

------------------------------------------------------------------------------------------------------------------------------
         Balance at end of period                                               $(7,978)                       -
------------------------------------------------------------------------------------------------------------------------------

     RETAINED EARNINGS

         Balance at beginning of period                                         $72,699                  $70,622

         Net income (loss)                                                        3,949       $3,949      (1,646)     ($1,646)

         Cash dividends ($0.10 per share)                                        (1,179)

         Adjustment for grant of restricted stock awards                           (135)

------------------------------------------------------------------------------------------------------------------------------
         Balance at end of period                                               $75,334                  $68,976
------------------------------------------------------------------------------------------------------------------------------

     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         Balance at beginning of period                                           $(400)                    $407

         Unrealized net holding losses on securities available for
            sale arising during the period (pre-tax  ($1,488) and ($313))                       (893)                    (188)

         Reclassification adjustment for net gains on securities
            available for sale realized in net income (pre-tax $5 and $9)                         (3)                      (5)
------------------------------------------------------------------------------------------------------------------------------

         Other comprehensive loss                                                 $(896)        (896)      $(193)        (193)
------------------------------------------------------------------------------------------------------------------------------

         Comprehensive income (loss)                                                          $3,053                   ($1,839)
                                                                                              ======                   =======
------------------------------------------------------------------------------------------------------------------------------

         Balance at end of period                                               $(1,296)                    $214
------------------------------------------------------------------------------------------------------------------------------

         Total shareholders' equity at March 31                                $170,496                 $186,950
==============================================================================================================================

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

The unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report on Form 10-K as of and for the year ended September 30, 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2000. Reclassifications are made whenever necessary to conform to the current year presentation.

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

The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three month and six month periods ended March 31, 2000:


                                                                         Three months ended      Six months ended
                                                                           March 31, 2000          March 31, 2000
                                                                           --------------          --------------
                                                                      (in thousands, except share and per share data)
                                                                      -----------------------------------------------
Net income                                                                        $2,069                 $3,949
                                                                                  ======                 ======

Weighted average shares                                                       10,085,567             10,397,529

Dilutive effect of potential common shares
  related to stock compensation plans                                              6,687                  8,216
                                                                                   -----                  -----
Weighted average common shares including
  potential dilution                                                          10,092,254             10,405,745
                                                                              ==========             ==========


Basic earnings per share                                                           $0.21                  $0.38
Diluted earnings per share                                                         $0.21                  $0.38


Note 3. Comprehensive Income

Comprehensive income includes the reported net income of the Company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income or loss, which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax. Accumulated other comprehensive income or loss represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates.

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

         The Company's profitability, like many that of financial institutions, is dependent to a large extent upon its net interest income, which is the difference between the interest it receives on interest earning assets, such as loans and securities, and the interest it pays on interest bearing liabilities, principally deposits and borrowings.

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

FINANCIAL CONDITION

The Company's total assets were $910.1 million at March 31, 2000, a decrease of $5.0 million, or 0.6% from the $915.1 million at September 30, 1999. Cash and cash equivalents were $28.9 million at March 31, 2000, a decrease of $7.0 million from the $35.9 million at September 30, 1999. The decrease was principally due to a $16.0 million reduction in excess cash reserves held in anticipation of an increased demand for cash by depositors in anticipation of Year 2000 liquidity needs, offset by a $9.3 million increase in federal funds sold.

The Bank's securities available for sale portfolio was $249.6 million at March 31, 2000, a decrease of $31.3 million, or 11.1% from the $280.9 million as of September 30, 1999. The decrease in securities was principally due to the use of funds from repayments and maturities for the continued growth in the loan portfolio, as well as the repurchase of 1.1 million shares of common stock, of which 485,561 were purchased for the Company's Long-Term Equity Compensation Plan, as the Company completed its first repurchase program which was approved in September 1999. The Company awarded 446,165 of the 485,561 total shares of common stock purchased under the Company's Long-Term Equity Compensation Plan with the balance included in treasury stock, at cost.

Total loans receivable were $596.3 million as of March 31, 2000, an increase of $29.3 million or 5.2% over the $566.9 million as of September 30, 1999. The following table shows the loan portfolio composition as of the respective balance sheet dates:

                                                                               March 31,                 September 30,
                                                                                 2000                        1999
                                                                      ----------------------------  -----------------------
                                                                                       % of loans                % of loans
                                                                      -----------------------------------------------------
                                                                                               (dollars in thousands)
Real estate loans:
     Residential mortgage                                               $226,622          38.0%     $221,721         39.1%
     Commercial                                                          224,350          37.6%      216,700         38.2%
     Construction                                                         17,675           3.0%       13,761          2.4%
                                                                          ------          ----        ------         ----
         Total real estate loans                                        468,647          78.6%      452,182         79.7%
                                                                         -------         -----       -------        -----
Commercial business loans                                                 84,448          14.1%       66,274         11.7%
                                                                          ------         -----        ------        -----
Consumer loans:
     Home equity lines of credit                                           6,488           1.1%        6,776          1.2%
     Other consumer                                                       37,006           6.2%       42,081          7.4%
                                                                          ------          ----        ------         ----
          Total consumer loans                                            43,494           7.3%       48,857          8.6%
                                                                          ------          ----        ------         ----
Gross loans                                                              596,589         100.0%      567,313        100.0%
                                                                                        ======                     ======
Net deferred loan fees and costs and unearned discount                      (338)                       (407)
                                                                           -----                       -----
          Total loans                                                   $596,251                    $566,906
                                                                        ========                    ========

Commercial real estate loans increased $7.7 million to $224.4 million at March 31, 2000 or 37.6% of total loans, from $216.7 million at September 30, 1999, or 38.2% of total loans. Commercial business loans increased $18.2 million to $84.4 million or 14.2% of total loans at March 31, 2000, up from $66.3 million or 11.7% of total loans at September 30, 1999. Construction loans increased $3.9 million to $17.7 million or 3.0% of total loans at March 31, 2000, up from $13.8 million or 2.4% of total loans at September 30, 1999. The increase in the commercial real estate and construction loans, as well as commercial business loans, is consistent with the Company's strategy to increase these loan portfolios as part of its emphasis on commercial banking activities. Residential real estate loans increased $4.9 million to $226.6 million, or 38.0% of total loans, at March 31, 2000, from $221.7 million at September 30, 1999, or 39.1% of total loans. The increase in residential loans is primarily in home equity loans.

Non-performing assets were $8.3 million, or .92% of total assets at March 31, 2000. The table below sets forth the amounts and categories of the Company's non-performing assets.

                                                              March 31,   September 30,
                                                                 2000          1999
                                                              ------------------------
                                                               (dollars in thousands)
Non-accrual loans:
     Real estate loans:
         Residential mortgage                                   $2,509         $2,707
         Commercial mortgage                                     2,717          4,210
                                                                 -----          -----
              Total real estate loans                            5,226          6,917
     Commercial business loans                                       5             10
     Home equity lines of credit                                   105             58
     Other consumer loans                                          166            282
                                                                   ---            ---
              Total non-accrual loans                            5,502          7,267
Troubled debt restructurings                                        56            616
                                                                    --            ---
              Total non-performing loans                        $5,558         $7,883
                                                                ======         ======
Other real estate owned :
     Residential real estate                                       420             76
     Commercial real estate                                      2,364          1,769
                                                                 -----          -----
              Total other real estate owned                      2,784          1,845
                                                                 -----          -----
              Total non-performing assets                       $8,342         $9,728
                                                                ======         ======
Allowance for loan losses                                      $11,305        $10,764
                                                               =======        =======
Allowance for loan losses as a percentage of
     non-performing loans                                       203.40%        136.55%
Non-performing loans as a percentage of
     total loans                                                  0.93%          1.39%
Non-performing assets as a percentage of
     total assets                                                 0.92%          1.06%

The $2.3 million decrease in non-performing loans at March 31, 2000 as compared to September 30, 1999 was attributable primarily to the foreclosure of a commercial real estate loan which was transferred to other real estate owned and sold prior to March 31, 2000. Other real estate owned increased by $1.2 million, principally from an increase of $1.3 million for the foreclosure of two other commercial real estate loans, partially offset by a decrease of $80,000 in foreclosed residential real estate. The following table summarizes the activity in other real estate owned for the periods presented:


                                                                        Six months ended March 31,
                                                                       2000                     1999
                                                                       ----                     ----
                                                                              (in thousands)
Balance at the beginning of the period                                $1,845                   $1,872
       Loans transferred to Other Real Estate                          3,819                      320
       Sale of Other Real Estate                                      (2,518)                    (358)
       Write down of Other Real Estate                                  (362)                    (229)
                                                                       -----                    -----
Balance at the end of the period                                      $2,784                   $1,605
                                                                      ======                   ======

The allowance for loan losses was $11.3 million, or 1.90% of period end loans at March 31, 2000, as compared to $10.8 million, or 1.90% of period end loans at September 30, 1999. The allowance for loan losses as a percentage of non-performing loans was 203.40% at March 31, 2000, as compared to 136.55% as of September 30, 1999. There were no loans past due 90 days and still accruing at March 31, 2000 or September 30, 1999. The following table summarizes the activity in the allowance for loan losses:

                                                                            Six months ended March 31,
                                                                           2000                    1999
                                                                           ----                    ----
                                                                                 (in thousands)
Allowance at the beginning of the period                                 $10,764                  $8,260
    Charge-offs                                                           (1,208)                   (348)
    Recoveries                                                               411                     182
                                                                             ---                     ---

    Net charge-offs                                                         (797)                   (166)
                                                                            -----                   -----
Provision for loan losses                                                  1,338                   1,625
                                                                           -----                   -----

Allowance at  end of the period                                          $11,305                  $9,719
                                                                         =======                  ======

Total deposits were $560.7 million at March 31, 2000, a decrease of $2.7 million, or 0.5% from the $563.4 million at September 30, 1999. The following table shows the deposit composition as of the respective balance sheet dates:

                                                   March 31, 2000                           September 30, 1999
                                                   --------------                           ------------------
                                        (In Thousands)        % of Deposits      (In Thousands)        % of Deposits
Savings accounts                          $188,445                 33.6%            $191,968                 34.1%
Time accounts                              216,108                 38.5%             227,712                 40.4%
Money market accounts                       20,653                  3.7%              20,348                  3.6%
NOW & Super NOW accounts                    94,211                 16.8%              86,305                 15.3%
Demand accounts                             41,293                  7.4%              37,040                  6.6%
                                            ------                 ----               ------                 ----
                                          $560,710                100.0%            $563,373                100.0%
                                          ========               ======             ========               ======

The $2.7 million decrease in deposits from September 30, 1999 is primarily attributable to an $11.6 million decrease in time deposits, a $3.5 million decrease in savings deposits, partially offset by a $12.2 million increase in demand deposits and a $305,000 increase in money market accounts. The decline in time deposit accounts is attributable to the lower rates paid by the Company in the quarter ended March 31, 2000 as compared to some other financial institutions. However, the Company is currently pricing its time deposits more competitively in order to retain core deposits and to minimize the outflow. The Company has recently filed an application with the New York State Banking Department to establish a commercial bank subsidiary to generate additional funding through the acceptance of municipal deposits.

The Company increased its borrowings with the FHLB to $158.2 million at March 31, 2000, an increase of $13.1 million from the $145.2 million at September 30, 1999. The Company used the additional borrowings to offset the decrease in deposits, to fund the loan growth, and to repurchase shares of the Company's common stock.

Shareholders' equity at March 31, 2000 was $170.5 million, a decrease of $9.9 million or 5.5% from the $180.4 million at September 30, 1999. The decrease was principally attributable to the repurchase of shares of common stock under the Company's approved repurchase program, of which 485,561 shares were purchased for the Company's Long-Term Equity Compensation Plan. The Company utilized 445,561 of the shares for awards of restricted stock under the Long-Term Equity Compensation Plan with the remaining balance included in treasury stock, at cost. Shareholders' equity was increased by the Company's $3.9 million of net income, partially offset by the $1.2 million of cash dividends paid in the six months ended March 31, 2000 and the $896,000 increase in accumulated other comprehensive loss. Shareholders' equity was also increased by $593,000 for the ESOP shares allocated as of December 31, 1999 and $482,000 due to the amortization of restricted stock awards. Shareholders' equity as a percentage of total assets was 18.73% at March 31, 2000 compared to 19.72% at September 30, 1999.

TABLE #1 AVERAGE BALANCE, INTEREST, YIELD AND RATE

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities and commercial business loans totaled $412,000 in the three month period ended March 31, 2000, and $297,000 for the comparable three month period. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities available for sale are shown at amortized cost.

                                                                          For the three months ended March 31,
                                                           ----------------------------------------------------------------------
                                                                           2000                               1999
                                                           ----------------------------------   ---------------------------------
                                                             Average                   Yield/   Average                   Yield/
                                                             Balance     Interest       Rate    Balance      Interest      Rate
                                                           ----------------------------------------------------------------------
                                                                                 (Dollars in Thousands)
INTEREST EARNING ASSETS:
      Total loans                                           $597,188      $11,386       7.63%   $489,652       $9,483      7.75%
      Loans held for sale                                      2,104           41       7.79%      5,766          106      7.35%
      Investment securities held to maturity                   2,464           49       7.95%      2,801           56      8.00%
      Securities available for sale:
            Taxable                                          125,036        1,982       6.34%    126,620        1,636      5.17%
            Tax-exempt                                        72,333        1,110       6.14%     54,535          784      5.75%
                                                             -------        -----                 ------          ---
                Total securities available for sale          197,369        3,092       6.27%    181,155        2,420      5.34%
      Federal funds sold and other short term investments     12,510          184       5.88%     43,144          527      4.89%
                                                             -------        -----                 ------          ---

                Total earning assets                         811,635       14,752       7.27%    722,518       12,592      6.97%

INTEREST BEARING LIABILITIES:
   Deposits:
      NOW and Super NOW accounts                              87,393          475       2.17%     80,178          441      2.20%
      Money market deposit accounts                           18,360          138       3.01%     18,347          136      2.97%
      Savings accounts                                       187,119        1,321       2.82%    199,688        1,396      2.80%
      Time deposits accounts                                 216,902        2,616       4.82%    250,353        3,133      5.01%
      Conversion funds in escrow                                  --           --         --      36,272          253      2.79%
      Escrow accounts                                          2,277            9       1.58%      2,198            9      1.64%
                                                             -------        -----                 ------          ---
                Total interest-bearing deposits              512,051        4,559       3.56%    587,036        5,368      3.66%
   Borrowings:
      Securities sold under agreements to repurchase          47,797          699       5.85%      3,220           26      3.23%
      Short-term borrowings                                   21,526          314       5.83%      5,904           69      4.67%
      Long term-debt                                          47,071          684       5.81%     44,759          645      5.76%
                                                             -------        -----                 ------          ---
                Total borrowings                             116,394        1,697       5.83%     53,883          740      5.49%
                                                             -------        -----                 ------          ---

                Total interest-bearing liabilities           628,445        6,256       3.98%    640,919        6,108      3.81%

       Net interest spread                                                              3.29%                              3.16%

       Net interest income / net interest margin                            8,496       4.19%                   6,484      3.59%
                                                                            =====                               =====

       Ratio of interest earning assets to
         interest bearing liabilities                                                  129.15%                           112.73%

       Tax equivalent adjustment                                              412                                 297
                                                                              ---                                 ---

       Net interest income as per consolidated
         financial statements                                              $8,084                              $6,187
                                                                           ======                              ======


COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
1999

GENERAL

For the three months ended March 31, 2000, the Company recorded net income of $2.1 million, an increase of $4.4 million as compared to a net loss of $2.3 million for the three month period ended March 31, 1999. The increase was principally the result of higher net interest income and lower non-interest expense, as a result of the $4.1 million stock contribution to The Troy Savings Bank Community Foundation made in the quarter ended March 31, 1999, which was partially offset by lower non-interest income and higher income tax expense. The Company's diluted earnings per share were $0.21 for the three months ended March 31, 2000.

Annualized return on average assets for the three months ended March 31, 2000 and 1999, was 0.97% and (1.24%), respectively, and the Company's annualized return on average equity was 4.89% and (12.90%), respectively.

NET INTEREST INCOME

Net interest income on a tax equivalent basis for the three months ended March 31, 2000, was $8.5 million, an increase of $2.0 million, or 31.0%, when compared to the three months ended March 31, 1999. The increase was primarily attributable to an $89.1 million increase in average interest earning assets (funded primarily by the net proceeds from the Company's initial public offering on March 31, 1999) offset partially by the $12.5 million decrease in average interest bearing liabilities. The decrease in average interest bearing liabilities was the result of a decrease in average deposits of $75.0 million, primarily the result of a $33.5 million decrease in time deposit accounts, a $12.6 million decrease in savings accounts and a $36.3 million decrease in conversion funds held in escrow, partially offset by a $7.4 million increase in interest-bearing checking and a $62.5 million increase in borrowings. Net interest income was also positively affected by the 30 basis point increase in the yield on average earning assets, which was partially offset by the 17 basis point increase in the average cost of funds.

Interest and dividend income for the three months ended March 31, 2000 was $14.8 million on a tax equivalent basis, an increase of $2.2 million, or 17.2%, over the prior year. The increase was principally due to the increase in the volume of earning assets as well as the 30 basis point increase in the average yield on interest earning assets.

The average yield on taxable available for sale securities increased by 117 basis points for the three months ended March 31, 2000, compared to the same period in 1999, which more than offset the $1.6 million decrease in average balance of taxable available for sale securities. The Company has invested on average for the quarter ended March 31, 2000, approximately $43.7 million in short-term government agency discount bonds to preserve certain tax advantages while providing liquidity comparable to federal funds and still offering a yield comparable to the 5.88% average yield for federal funds sold. The average loan yield for the three months ended March 31, 2000 was 7.63%, down 12 basis points from the same period in the previous year, but was 136 basis points more than the 6.27% average yield on available for sale securities. The Company has also invested in tax-exempt municipal securities, primarily maturing within one year. The average tax equivalent yield on these securities for the three months ended March 31, 2000 was 6.14%, 39 basis points higher than the yield for the same period in 1999, and 26 basis points higher than the average yield on federal funds sold and other short-term investments for the three months ended March 31, 2000.

Interest expense for the three months ended March 31, 2000, was $6.3 million, an increase of $148,000, or 2.4% over the three month period ended March 31, 1999. The change was principally due to a 17 basis point increase in the average cost of funds which was partially offset by the decrease in average volume of interest bearing liabilities. The average balance of interest bearing liabilities was $628.4 million for the three months ended March 31, 2000, a decrease of $12.5 million, or 1.9%, from the prior year's comparable period. This decrease was primarily attributable to a decrease in deposits of $75.0 million, principally due to a $33.5 million decrease in time deposit accounts, a $12.6 million decrease in savings accounts and a $36.3 million decrease in conversion funds held in escrow, partially offset by a $7.2 million increase in interest-bearing checking and a $62.5 million increase in borrowings. The average balance of FHLB borrowings was $111.8 million for the three months ended March 31, 2000, as compared to $50.7 million in the comparable three month period last year. The increase in short-term FHLB advances partially offset the $33.5 million decline in time deposit accounts, which the Company experienced as a result of time deposit rates offered at slightly lower rates than other financial institutions operating in the Company's primary market area.

The Company's net interest margin was 4.19% for the three months ended March 31, 2000, compared to 3.59% for the comparable three month period. The primary factor was an $89.1 million increase in average earning assets, due primarily to the Company's initial public offering as well as the 30 basis point increase in the average yield on earning assets, partially offset by the 17 basis point increase in cost of funds. The increase in cost of funds was principally caused by the increase in volume of average borrowings and the increase in the average rates paid on the borrowings, partially offset by the decrease in the volume of average deposits and the decrease in rates paid on time deposit accounts. The increase in the yield on interest earning assets was caused by the investment of a substantial portion of the offering proceeds in loans, primarily commercial real estate and commercial business loans, with higher yields than securities or federal funds and other short term investments.

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

The provision for loan losses was $538,000 for the three months ended March 31, 2000, a decrease of $274,000, or 33.7%, from the provision of $812,000 for the comparable period of the prior year. The allowance for loan losses was $11.3 million, or 1.90% of period end loans at March 31, 2000, as compared to $10.8 million, or 1.90% of period end loans at September 30, 1999. The allowance for loan losses as a percentage of non-performing loans was 203.40% at March 31, 2000 as compared to 136.55% at September 30, 1999. Non-performing loans were

$5.6 million, or 0.93% of total loans at March 31, 2000, compared to $7.9 million, or 1.39% of total loans at September 30, 1999. Net loan charge-offs increased $631,000 for the six month period ended March 31, 2000 as compared to same period in 1999. However, the provision for loan losses was reduced in the quarter ended March 31, 2000 as a result of a $3.1 million decline in non-performing loans, or 35.7%, as compared to the quarter ended March 31, 1999. Non-performing loans currently represent 0.93% of total loans as of March 31, 2000, down from 1.39% at September 30, 1999, and 1.74% at March 31, 1999.

Commercial real estate loans and commercial business loans represent 51.7% of the total loan portfolio at March 31, 2000 compared to 49.9% at September 30, 1999.

NON-INTEREST INCOME

Non-interest income was $675,000 for the three months ended March 31, 2000, a decrease of $171,000, or 20.2% from the three months ended March 31, 1999. The decrease was principally due to the $246,000 decrease in net gains from mortgage loan sales as the volume of loans originated for sale has declined significantly in the quarter ended March 31, 2000, as compared to the same period in 1999, as well as a slight decline in trust service fees. The decrease was partially offset by a $38,000 increase in service charges on deposit accounts, an $18,000 increase in loan servicing fees as the balance of loans serviced has increased from the prior year, and a $36,000 increase in other income as the result of fees received by the Bank's insurance subsidiary.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 2000 was $5.4 million, a decrease of $5.0 million, or 48.2%, from the same period in 1999. The decrease was principally due to the $4.1 million stock contribution made in the quarter ended March 31, 1999 to The Troy Savings Bank Community Foundation. Personnel expense increased by $542,000 during the three months ended March 31, 2000, as compared to the prior year due to the additional costs in the 2000 period for the ESOP and the restricted stock awards. Professional fees decreased by $172,000, or 36.2% for the three months ended March 31, 2000, over the comparable period of the prior year, primarily due to costs of $189,000 for consulting fees incurred in the three months ended March 31, 1999, for establishing a profitability measurement system, Y2K technology evaluations, administrative costs for the ESOP and 401K plans, and administrative costs to establish a Small Business Investment Company. Other real estate owned expense decreased $493,000, or 89.2%, for the three months ended March 31, 2000, as compared to the same period in 1999. The decrease in expense was principally due to a write-down in value of a foreclosed commercial real estate property and costs related to payment of taxes on other real estate owned which occurred in the quarter ended March 31, 1999 and were not repeated in the three months ended March 31, 2000. Other expense decreased by $714,000, or 54.5%, for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. This decrease was primarily attributable to a $382,000 expense for Year 2000 remediation efforts in the 1999 period, as well as the write-off of overdraft escrow accounts and costs related to a direct mail loan program.

INCOME TAX EXPENSE

Income tax expense for the three months ended March 31, 2000, was $752,000, as compared to an income tax benefit of $1.8 million for the comparable period in 1999. The increase was primarily caused by the $7.0 million increase in income before taxes for the three months ended March 31, 2000, as compared to the same period in the prior year. The difference in income before taxes is primarily related to the $4.1 million stock contribution to The Troy Savings Bank Community Foundation made in the quarter ended March 31, 1999.

TABLE #2 AVERAGE BALANCE, INTEREST, YIELD AND RATE

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities and commercial business loans totaled $811,000 in the six month period ended March 31, 2000, and $544,000 for the comparable six month period. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities available for sale are shown at amortized cost.

                                                                             For the six months ended March 31,
                                                              ------------------------------------------------------------------
                                                                              2000                            1999
                                                              ---------------------------------  -------------------------------
                                                                Average                 Yield/    Average                Yield/
                                                                Balance     Interest     Rate     Balance    Interest     Rate
                                                              ------------------------------------------------------------------
                                                                                    (Dollars in Thousands)
INTEREST EARNING ASSETS:
         Total loans                                           $586,524     $22,643      7.72%   $483,520     $18,937     7.83%
         Loans held for sale                                      2,517          98      7.79%      6,766         270     7.98%
         Investment securities held to maturity                   2,487          99      7.96%      3,026         118     7.80%
         Securities available for sale:
            Taxable                                             122,466       3,852      6.29%    132,121       3,468     5.25%
            Tax-exempt                                           71,111       2,148      6.04%     53,219       1,543     5.80%
                                                                -------       -----               -------       -----
               Total securities available for sale              193,577       6,000      6.20%    185,340       5,011     5.41%
         Federal funds sold and other short term investments     12,426         355      5.71%     26,754         670     5.01%
                                                                -------       -----               -------       -----

               Total earning assets                             797,531      29,195      7.32%    705,406      25,006     7.09%

INTEREST BEARING LIABILITIES:
     Deposits:
         NOW and Super NOW accounts                              86,542         952      2.20%     79,152         870     2.20%
         Money market deposit accounts                           18,812         284      3.02%     17,925         270     3.01%
         Savings accounts                                       187,670       2,664      2.84%    198,388       2,861     2.88%
         Time deposits accounts                                 220,361       5,293      4.80%    252,339       6,543     5.19%
         Conversion funds in escrow                                  --          --        --      18,136         253     2.79%
         Escrow accounts                                          2,567          22      1.71%      2,479          20     1.61%
                                                                -------       -----               -------       -----
               Total interest-bearing deposits                  515,952       9,215      3.57%    568,419      10,817     3.81%
     Borrowings:
         Securities sold under agreements to repurchase          25,620         724      5.65%      3,888          69     3.55%
         Short-term borrowings                                   31,084         891      5.73%      5,312         127     4.78%
         Long term-debt                                          45,749       1,335      5.84%     44,673       1,295     5.80%
                                                                -------       -----               -------       -----
               Total borrowings                                 102,453       2,950      5.76%     53,873       1,491     5.54%
                                                                -------       -----               -------       -----

               Total interest-bearing liabilities               618,405      12,165      3.93%    622,292      12,308     3.96%

     Net interest spread                                                                 3.39%                            3.13%

     Net interest income / net interest margin                               17,030      4.27%                 12,698     3.60%
                                                                             ======                            ======

     Ratio of interest earning assets to
       interest bearing liabilities                                                    128.97%                          113.36%

     Tax equivalent adjustment                                                  811                              544
                                                                                ---                              ---

     Net interest income as per consolidated
        financial statements                                                $16,219                          $12,154
                                                                            =======                          =======



COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

GENERAL

For the six months ended March 31, 2000, the Company recorded net income of $3.9 million, an increase of $5.6 million, as compared to a net loss of $1.6 million for the six month period ended March 31, 1999. The increase was principally the result of higher net interest income, lower non-interest expense, as a result of the $4.1 million stock contribution to The Troy Savings Bank Community Foundation made in the quarter ended March 31, 1999, and higher non-interest income, partially offset by higher income tax expense. The Company's diluted earnings per share were $0.38 for the six months ended March 31, 2000.

Annualized return on average assets for the six months ended March 31, 2000 and 1999, was 0.93% and (0.45%), respectively, and the Company's annualized return on average equity was 4.54% and (4.56%), respectively.

NET INTEREST INCOME

Net interest income on a tax equivalent basis for the six months ended March 31, 2000, was $17.0 million, an increase of $4.3 million, or 34.1%, when compared to the six months ended March 31, 1999. The increase was primarily attributable to an $92.1 million increase in average interest earning assets funded primarily by the net proceeds from the Company's initial public offering on March 31, 1999, offset slightly by the $3.9 million decrease in average interest bearing liabilities.

The decrease in average interest bearing liabilities was the result of a decrease in deposits of $52.5, primarily the result of a $32.0 million decrease in time deposit accounts, a $10.7 million decrease in savings accounts and a $18.1 million decrease in subscription funds held in escrow, partially offset by an $7.4 million increase in interest-bearing checking, and a $48.6 million increase in borrowings. Net interest income was also positively affected by the 23 basis point increase in the yield on average earning assets and the 3 basis point decrease in the average cost of funds.

Interest and dividend income for the six months ended March 31, 2000 was $29.2 million on a tax equivalent basis, an increase of $4.2 million, or 16.8%, over the prior year. The increase was principally due to the increase in the volume of earning assets as well as the 23 basis point increase in the average yield on interest earning assets.

The average yield on taxable available for sale securities increased by 104 basis points for the six months ended March 31, 2000, compared to the same period in 1999, which more than offset the $9.7 million decrease in average balance of taxable available for sale securities. The Company has invested on average for the six months ended March 31, 2000, approximately $52.8 million in short-term government agency discount bonds to preserve certain tax advantages while providing liquidity comparable to federal funds and still offering a yield slightly higher than the 5.71% average yield for federal funds sold. The average loan yield for the six months ended March 31, 2000 was 7.72%, down 11 basis points from the same period in the previous year, but was 152 basis points more than the 6.20% average yield on available for sale securities. The Company has also invested in tax-exempt municipal securities, primarily maturing within one year. The average tax equivalent yield on these securities for the six months ended March 31, 2000 was 6.04%, 24 basis points higher than the yield for the same period in 1999, and 33 basis points higher than the average yield on federal funds sold and other short-term investments for the six months ended March 31, 2000.

Interest expense for the six months ended March 31, 2000, was $12.2 million, an decrease of $143,000, or 1.2% over the six month period ended March 31, 1999. The change was principally due to a 3 basis point decrease in the average cost of funds and the decrease in average volume of interest bearing liabilities. The average balance of interest bearing liabilities was $618.4 million for the six months ended March 31, 2000, a decrease of $3.9 million, or 0.62%, primarily attributable to a decrease in deposits of $52.5, principally due to a $32.0 million decrease in time deposit accounts, a $10.7 million decrease in savings accounts and an $18.1 million decrease in subscription funds held in escrow, partially offset by a $7.4 million increase in interest-bearing checking and a $48.6 million increase in borrowings. The average balance of FHLB borrowings was $98.6 million for the six months ended March 31, 2000, as compared to $50.0 million in the comparable six month period. The increase in short-term FHLB advances more than offset the $32.0 million decline in time deposit accounts, which the Company experienced as a result of time deposit rates offered at slightly lower rates than other financial institutions operating in the Company's primary market area.

The Company's net interest margin was 4.27% for the six months ended March 31, 2000, compared to 3.60% for the comparable six month period. The primary factor was a $92.1 million increase in average earning assets, due primarily to the Company's initial public offering, as well as the 23 basis point increase in the average yield on earning assets and the 3 basis point decrease in average cost of funds. The decrease in average cost of funds was principally caused by the decrease in the volume of average deposits and the decrease in rates paid on time deposit accounts, partially offset by the increase in volume of average borrowings and the increase in the average rates paid on the borrowings. The increase in the yield on interest earning assets was caused by the investment of a substantial portion of the offering proceeds in loans, primarily commercial real estate and commercial business loans, with higher yields than securities or federal funds and other short term investments.

For more information on average balances, interest, yields and rates, please refer to Table #1, included in this report.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $1.3 million for the six months ended March 31, 2000, a decrease of $287,000, or 17.7% from the comparable period of the prior year. Net loan charge-offs increased $631,000 for the six month period ended March 31, 2000 as compared to same period in 1999. However, the provision for loan losses was reduced in the six months ended March 31, 2000, primarily as a result of a $2.3 million, or 29.5%, decline in non-performing loans from September 30, 1999 to March 31, 2000. Non-performing loans currently represent 0.93% of total loans as of March 31, 2000, down from 1.39% at September 30, 1999.

NON-INTEREST INCOME

Non-interest income was $1.8 million for the six months ended March 31, 2000, a increase of $357,000, or 24.3% from the six months ended March 31, 1999. The increase was principally due to the receipt of a $382,000 award from the U.S. Government as a result of originating commercial real estate loans, which qualified under the U.S. Treasury's Bank Enterprise Award program, as well as increases in trust service fees and service charges on deposit accounts. The increase was partially offset by a $257,000 decrease in net gains from mortgage loan sales due to the substantially lower volume in the 2000 period. Trust service fees were up $34,000, or 11.1%, as a result of a higher balance of assets managed than in the comparable period of the prior year. Service charges on deposit accounts were up $69,000, or 15.6%, compared to the same period of the prior year.

NON-INTEREST EXPENSE

Non-interest expense for the six months ended March 31, 2000 was $11.3 million, a decrease of $4.0 million, or 26.0%, from the same period in 1999. The decrease was principally due to the $4.1 million stock contribution made in the quarter ended March 31, 1999 to The Troy Savings Bank Community Foundation. Personnel expense increased by $898,000 during the six months ended March 31, 2000, as compared to the prior year due to the additional costs in the 2000 period for the ESOP and the restricted stock awards. Professional fees increased by
$56,000, or 8.5%, for the six months ended March 31, 2000, over the comparable period of the prior year, primarily due an increase in costs related to operating as a stock form organization, partially offset by costs for consulting fees for establishing a profitability measurement system, Y2K technology evaluations, administrative costs for the ESOP and 401K plans, and administrative costs to establish the Small Business Investment Company incurred in the six months ended March 31, 1999. Other real estate owned expense decreased $456,000, or 73.7%, for the six months ended March 31, 2000, as compared to the same period in 1999. The decrease in expense was principally due to a write-down in value of a foreclosed commercial real estate property and costs related to payment of taxes on other real estate owned which occurred in the six months ended March 31, 1999. Other expense decreased by $396,000, or 21.1%, for the six months ended March 31, 2000, as compared to the six months ended March 31, 1999. This decrease was primarily attributable to a $382,000 expense for Year 2000 remediation efforts in the 1999 period, as well as the write-off of overdraft escrow accounts, and costs related to a direct mail loan program in the six months ended March 31, 1999, partially offset by increased costs in the same period of 2000 for cash reserves maintained for Year 2000 liquidity purposes, advertising and marketing costs related to the opening of the Wynantskill branch, deferred compensation costs for directors, and costs associated with servicing loans.

INCOME TAX EXPENSE

Income tax expense for the six months ended March 31, 2000, was $1.5 million as compared to an income tax benefit of $1.6 million for the comparable period in 1999. The increase was primarily caused by the $8.7 million increase in income before taxes for the six months ended March 31, 2000, as compared to the same period in the prior year. The difference in income before taxes is primarily related to the $4.1 million stock contribution to The Troy Savings Bank Community Foundation made during the six months ended March 31, 1999 and the increase in net interest income.

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

Consistent with its goals to operate a sound and profitable financial organization, the Company actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. As of March 31, 2000 and September 30, 1999, total equity was $170.5 million and $180.4 million, respectively, or 18.7% and 19.7% of total assets at those respective dates. The reduction in the equity to assets ratio is consistent with the Company's strategy to manage its capital through asset growth, dividend payments, as reflected by the $.05 per share cash dividend paid during each of the quarters ended December 31, 1999 and March 31, 2000, as well as a share repurchase program. The Company has repurchased 1,092,511 shares of common stock, or all 9.0% of the first approved stock repurchase program, in the six month period ended March 31, 2000. The Company utilized 446,165 of these shares for awards of restricted stock under the Company's Long-Term Equity Compensation Plan. In addition, 87,900 shares were purchased by the Company through a deferred compensation plan maintained for directors. The cost basis of these shares is included in treasury stock.

The following is a summary of the Company's and the Bank's actual capital amounts and ratios at March 31, 2000, compared to the FDIC minimum capital requirements:

                                               Actual                                Ratio requirements
                                 ---------------------------------------------------------------------------------------
                                                                            Minimum               Classification
                                                                            Capital                   as Well
                                     Amount               %                 Adaquecy                Capitalized
                                     ------               -                 --------                -----------
                                                                 (DOLLARS IN THOUSANDS)
Leverage (Tier I) Capital:
   Bank                                 $126,155              14.74%                   4.00%                      5.00%
   Consolidated                         $171,218              20.01%                   4.00%                      5.00%
Tier 1 Risk-based Capital:
   Bank                                 $126,155              18.90%                   4.00%                      6.00%
   Consolidated                         $171,218              26.10%                   4.00%                      6.00%
Total Risk-Based Capital:
   Bank                                  134,498              20.15%                   8.00%                     10.00%
   Consolidated                          179,419              27.35%                   8.00%                     10.00%


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

The Company, in order to manage its exposure to interest rate risk, has emphasized the origination of adjustable rate residential mortgage, commercial real estate, commercial business and consumer loans; sells substantially all of its fixed rate residential mortgage loans in the secondary market, although recently the Company is holding its 15-year fixed rate residential mortgage loans in portfolio; utilizes FHLB advances to better structure the maturities of its interest rate sensitive liabilities; and invests in short-term securities which generally bear lower yields, compared to longer-term investments, but which better position the Company for increases in interest rates.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

                  None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held an annual meeting of shareholders on February 10, 2000. At the meeting a proposal to elect Directors Daniel J. Hogarty, Jr.,Willie
A. Hammett, and Thomas B. Healy for three year terms was approved. The votes cast for this proposal and the number of abstentions with respect to the proposal, were as follows:

         Election of Directors:

                                    For              Abstentions

Daniel J. Hogarty, Jr.              10,367,732       184,789

Willie A. Hammett                   10,375,918       176,603

Thomas B. Healy                     10,375,320       177,201

ITEM 5 - OTHER INFORMATION

                  None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                   (a)     Exhibits.

                           27. Financial Data Schedule

                   (b)     Reports on 8-K.

                           There was one report on Form 8-K filed during the quarter ended March 31, 2000:

                           On February 29, 2000 Troy Financial Corporation reported that it had announced a press release regarding a stock repurchase program. No financial reports were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TROY FINANCIAL CORPORATION
                                             (Registrant)

Date:    May 15, 2000                 /s/ Daniel J. Hogarty, Jr.
                                      --------------------------
                                      Daniel J. Hogarty, Jr.
                                      Chairman of the Board, President and
                                        Chief Executive Officer

                                      /s/ Edward M. Maziejka, Jr.
                                      ---------------------------
                                      Edward M. Maziejka, Jr.
                                      Vice President and Chief Financial Officer