Form 10-Q
period 2000-06-30
TROY FINANCIAL CORP
filed 2000-08-11
CIK 1075046

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

                     32 Second Street, Troy, New York 12180
             ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (518) 270-3313
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 not applicable
             ------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [x] No: [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF AUGUST 10, 2000: 10,763,675 SHARES OF COMMON STOCK, PAR VALUE $.0001 PER SHARE.

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                                                                            PAGE
Item 1:    Financial Statements

                  Consolidated Statements of Condition, June 30,
                     2000 (unaudited) and September 30, 1999 .............................................................    1

                  Consolidated Statements of Income, Three and Nine
                     Months Ended June 30, 2000 and 1999
                     (unaudited) .........................................................................................    2

                  Consolidated Statements of Cash Flows, Nine Months
                     Ended June 30, 2000 and 1999
                     (unaudited) .........................................................................................    3

                  Consolidated Statements of Changes in
                     Shareholders' Equity, Nine Months Ended
                     June 30, 2000 and 1999 (unaudited) ..................................................................    4

                  Notes to Unaudited Consolidated Interim
                     Financial Statements ................................................................................    5

Item 2:    Management's Discussion and Analysis of
               Financial Condition and Results of Operations .............................................................    8

Item 3:    Quantitative and Qualitative Disclosures About Market Risk ....................................................


PART II - OTHER INFORMATION


                  Items 1-6 .............................................................................................. II-1

                  Signature page ......................................................................................... II-2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           TROY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                             June 30, 2000    September 30, 1999
                                                                                             -------------    ------------------
                                    ASSETS                                                    (in thousands, except share data)
                                    ------
                                                                                             ( Unaudited )
Cash & due from banks                                                                          $  19,037          $  35,885
Federal funds sold                                                                                 4,600                 50
                                                                                               ---------          ---------
          Total cash and cash equivalents                                                         23,637             35,935
Loans held for sale                                                                                1,724              4,064
Securities available for sale, at fair value                                                     243,642            280,871
Investment securities held to maturity ( fair value of $2,329 and $2,582
       at June 30, 2000 and September 30, 1999, respectively)                                      2,348              2,534
Net loans receivable                                                                             591,199            556,142
Accrued interest receivable                                                                        5,246              5,270
Other real estate owned                                                                            1,225              1,845
Premises & equipment, net                                                                         15,282             15,049
Other assets                                                                                      18,541             13,386
                                                                                               ---------          ---------
        Total assets                                                                           $ 902,844          $ 915,096
                                                                                               =========          =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
   Deposits:
       Savings accounts                                                                          181,804            191,968
       Money market accounts                                                                      25,039             20,348
       N.O.W. and demand accounts                                                                137,425            123,345
       Time accounts                                                                             216,460            227,712
                                                                                               ---------          ---------
       Total deposits                                                                            560,728            563,373
   Mortgagors' escrow accounts                                                                     4,568              1,596
   Securities sold under agreements to repurchase                                                 81,006              3,736
   Short-term borrowings                                                                          20,000            100,700
   Long-term debt                                                                                 53,147             44,497
   Accrued interest payable                                                                          730                487
   Official bank checks                                                                            3,621              9,651
   Contributions payable                                                                           2,828              2,664
   Other liabilities and accrued expenses                                                          9,848              7,953
                                                                                               ---------          ---------
       Total liabilities                                                                         736,476            734,657
                                                                                               ---------          ---------



Shareholders' Equity:
   Preferred Stock, $.0001 par value; 15,000,000 shares authorized,
       none issued                                                                                    --                 --
   Common Stock, $.0001 par value; 60,000,000 shares authorized,
         12,139,021 issued at June 30, 2000 and September 30, 1999                                     1                  1
   Additional paid-in capital                                                                    117,804            117,759
   Unallocated common stock held by ESOP                                                          (9,027)            (9,620)
   Unvested restricted stock awards                                                               (4,101)                --
   Treasury stock, at cost                                                                       (14,306)                --
   Retained earnings, substantially restricted                                                    76,949             72,699
   Accumulated other comprehensive loss                                                             (952)              (400)
                                                                                               ---------          ---------
       Total shareholders' equity                                                                166,368            180,439
                                                                                               ---------          ---------
           Total liabilities and shareholders' equity                                          $ 902,844          $ 915,096
                                                                                               =========          =========


 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                  ( Unaudited )

                                                                                       For the                    For the
                                                                                  three months ended         nine months ended
                                                                                       June 30,                   June 30,
                                                                                      ---------                   --------
                                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  2000          1999          2000          1999
                                                                                --------       -------      --------       --------
Interest and dividend income:
     Interest and fees on loans                                                 $ 11,683       $10,063      $ 34,312       $ 29,225
     Securities available for sale:
       Taxable                                                                     1,704         1,343         5,556          4,811
       Tax exempt                                                                    767           609         2,216          1,653
                                                                                --------       -------      --------       --------
                                                                                   2,471         1,952         7,772          6,464
                                                                                --------       -------      --------       --------
     Investment securities held to maturity                                           48            54           147            172
     Federal funds sold                                                              178         1,277           533          1,947
                                                                                --------       -------      --------       --------
       Total interest and dividend income                                         14,380        13,346        42,764         37,808
                                                                                --------       -------      --------       --------


Interest expense:
     Deposits and escrow accounts                                                  4,694         4,837        13,909         15,654
     Short-term borrowings                                                           471            94         2,086            290
     Long-term debt                                                                  800           649         2,135          1,944
                                                                                --------       -------      --------       --------
        Total interest expense                                                     5,965         5,580        18,130         17,888
                                                                                --------       -------      --------       --------
        Net interest income                                                        8,415         7,766        24,634         19,920
     Provision for loan losses                                                       469           812         1,807          2,437
                                                                                --------       -------      --------       --------
           Net interest income after provision for loan losses                     7,946         6,954        22,827         17,483
                                                                                --------       -------      --------       --------


Non-interest income:
     Service charges on deposits                                                     281           224           792            666
     Loan servicing fees                                                             127           166           383            398
     Trust service fees                                                              191           176           530            481
     Net (losses) gains from securities transactions                                (120)            5          (115)            14
     Net gains (losses) from mortgage loan sales                                      19            48           (54)           232
     Other income                                                                    296           161         1,084            458
                                                                                --------       -------      --------       --------
           Total non-interest income                                                 794           780         2,620          2,249
                                                                                --------       -------      --------       --------


Non-interest expense:
     Compensation and employee benefits                                            3,238         2,740         9,404          8,008
     Occupancy                                                                       509           521         1,506          1,548
     Furniture, fixtures and equipment                                               207           174           618            552
     Computer charges                                                                410           352         1,227          1,093
     Professional, legal and other fees                                              335           316         1,047            972
     Printing, postage and telephone                                                 272           171           720            491
     Other real estate owned                                                        (272)           63          (109)           682
     Contributions                                                                    57            20           145          4,389
     Other                                                                           680           543         2,165          2,424
                                                                                --------       -------      --------       --------
         Total non-interest expense                                                5,436         4,900        16,723         20,159
                                                                                --------       -------      --------       --------
Income (loss) before income tax expense (benefit)                                  3,304         2,834         8,724           (427)
Income tax expense (benefit)                                                       1,005           874         2,476           (741)
                                                                                --------       -------      --------       --------
Net income                                                                      $  2,299       $ 1,960      $  6,248       $    314
                                                                                ========       =======      ========       ========

     Earnings per share:
         Basic                                                                  $   0.23       $  0.16      $   0.61       $   0.16
         Diluted                                                                $   0.23       $  0.16      $   0.61       $   0.16

    Earnings per share for the nine months ended June 30, 1999 only includes net income subsequent to the initial public offering on March 31, 1999


                           TROY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ( UNAUDITED )

                                                                                            FOR THE NINE MONTHS ENDED
                                                                                       JUNE 30, 2000         JUNE 30, 1999
                                                                                                 (in thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                            $   6,248                  314
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                           931                  985
       Provision for loan losses                                                             1,807                2,437
       Non-cash contribution expense                                                            --                4,084
       Amortization of restricted stock awards                                                 723                   --
       ESOP shares released for allocation                                                     638                   --
       Net accretion of discount on securities                                              (1,024)              (2,366)
       Net losses (gains) from securities transactions                                         115                  (14)
       Net losses (gains) from mortgage loan sales                                              54                 (232)
       Net loss on sale of other real estate owned                                               4                   39
       Write down of other real estate owned                                                   379                  221
       Proceeds from sales of loans held for sale                                           10,703               50,963
       Net loans made to customers and held for sale                                        (8,417)             (45,721)
       Decrease (increase) in accrued interest receivable                                       24                  (31)
       Increase in other assets                                                             (4,787)              (2,951)
       Increase in accrued interest payable                                                    243                  144
       Decrease  in official bank checks, contributions payable, and
          other liabilities and accrued expenses                                            (3,971)                 142
                                                                                         ---------             --------

                  Net cash provided by operating activities                                  3,670                8,014
                                                                                         ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Proceeds from sales of securities available for sale                                 34,405                8,611
       Proceeds from maturities and redemptions of securities available for sale           351,087              464,222
       Purchases of securities available for sale                                         (348,274)            (536,032)
       Proceeds from maturities and redemptions of investment securities
          held to maturity                                                                     186                  869
       Proceeds from sales of other real estate owned                                        4,061                  607
       Net loans made to customers                                                         (40,688)             (62,642)
       Purchases of premises and equipment                                                  (1,164)              (2,108)
                                                                                         ---------             --------
                  Net cash  used in investing activities                                      (387)            (126,473)
                                                                                         ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Net decrease in deposits                                                             (2,645)              (8,439)
       Net increase in mortgagors' escrow accounts                                           2,972                2,700
       Net increase (decrease)  in securities sold under agreements to repurchase           77,270                 (157)
       Net decrease in short-term borrowings                                               (80,700)                  --
       Proceeds from issuance of long-term debt                                              9,000               30,700
       Payments on long-term debt                                                             (350)                (330)
       Dividends paid                                                                       (1,863)                  --
       Purchase of treasury stock                                                          (19,265)                  --
       Net proceeds from stock offering                                                         --              113,676
                                                                                         ---------             --------
       Acquisition of common stock by ESOP                                                      --               (9,620)
                                                                                         ---------             --------
                  Net cash (used in) provided by financing activities                      (15,581)             128,530
                                                                                         ---------             --------

Net (decrease) increase in cash and cash equivalents                                       (12,298)              10,071

Cash and cash equivalents at beginning of period                                            35,935               17,915
                                                                                         ---------             --------
Cash and cash equivalents at end of period                                               $  23,637               27,986
                                                                                         =========             ========

SUPPLEMENTAL INFORMATION                                                                         0
  CASH PAID FOR:
     Interest on deposits and borrowings                                                 $  17,887               17,744
     Income taxes                                                                            2,345                  699

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
     Net reduction in loans resulting from the transfer  to other real estate owned          3,824                  369
     Adjustment of securities available for sale to fair  value, net of tax                   (552)                (516)
     Grant of restricted stock awards                                                        4,824                   --


See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                   For the nine months ended
                                                                           June 30,                           June 30,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                              2000                               1999
====================================================================================================================================
    COMMON STOCK
       Balance at beginning of period                          $       1                          $      --
       Issuance of 11,730,575 shares of $0.0001
         public offering                                              --                                  1
       Issuance of 408,446 shares of $0.0001 par
         value common stock to The Troy Savings Bank
         Community Foundation                                         --                                 --
------------------------------------------------------------------------------------------------------------------------------------

       Balance at end of period                                $       1                          $       1
------------------------------------------------------------------------------------------------------------------------------------

    ADDITIONAL PAID-IN CAPITAL

       Balance at beginning of period                          $ 117,759                          $      --
       Issuance of 11,730,575 shares of common
         net of offering costs of $3,630                              --                            113,675

       Issuance of 408,446 shares of common
         stock to The Troy Savings Bank
         Charitable Foundation                                        --                              4,084

       Adjustment for ESOP shares released for
         allocation                                                   45                                 --
------------------------------------------------------------------------------------------------------------------------------------

       Balance at end of period                                $ 117,804                          $ 117,759
------------------------------------------------------------------------------------------------------------------------------------

    UNALLOCATED COMMON STOCK HELD BY ESOP

       Balance at beginning of period                          $  (9,620)                         $      --

       Aquisition of 971,121 shares of common
         stock by ESOP                                                --                             (9,620)

       ESOP shares released for allocation                           593
------------------------------------------------------------------------------------------------------------------------------------

       Balance at end of period                                $  (9,027)                         $  (9,620)
------------------------------------------------------------------------------------------------------------------------------------

    UNVESTED RESTRICTED STOCK AWARDS
       Balance at beginning of period                          $      --                          $      --

       Grant of restricted stock awards (446,165
         shares)                                                  (4,824)                                --

       Amortization of restricted stock awards                       723                                 --
------------------------------------------------------------------------------------------------------------------------------------

       Balance at end of period                                $  (4,101)                         $      --
------------------------------------------------------------------------------------------------------------------------------------

    TREASURY STOCK
       Balance at beginning of period                          $      --                          $      --

       Purchase of treasury stock (1,815,411
         shares)                                                 (19,265)                                --

       Grant of restricted stock awards (446,165
         shares)                                                   4,959                                 --
------------------------------------------------------------------------------------------------------------------------------------

       Balance at end of period                                $ (14,306)                         $      --
------------------------------------------------------------------------------------------------------------------------------------

    RETAINED EARNINGS
       Balance at beginning of period                          $  72,699                          $  70,622

       Net income                                                  6,248        $   6,248               314        $     314

       Cash dividends ($0.16 per share)                           (1,863)                                --

       Adjustment for grant of restricted stock
         awards                                                     (135)                                --
------------------------------------------------------------------------------------------------------------------------------------

       Balance at end of period                                $  76,949                          $  70,936
------------------------------------------------------------------------------------------------------------------------------------

    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
       Balance at beginning of period                          $    (400)                         $     407

       Unrealized net holding losses on
         securities available for sale arising
         during the period (pre-tax ($1,035) and ($847))                             (621)                              (508)

       Reclassification adjustment for net losses (gains)
         on securities available for sale realized in net
         income (pre-tax $115 and ($14)                                                69                                 (8)
------------------------------------------------------------------------------------------------------------------------------------

       Other comprehensive loss                                $    (552)            (552)        $    (516)            (516)
------------------------------------------------------------------------------------------------------------------------------------

         Comprehensive income (loss)                                            $   5,696                          $    (202)
--------------------------------------------------------------------------------=========--------------------------=========--------

       Balance at end of period                                $    (952)                         $    (109)
------------------------------------------------------------------------------------------------------------------------------------

       Total shareholders' equity at June 30                   $ 166,368                          $ 178,967
====================================================================================================================================
       SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.



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

Note 2. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share is calculated in a manner similar to basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares ( such as stock options and unvested restricted stock ) were issued during the reporting period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations. During the three and nine months ended June 30, 2000, options to purchase 1,015,617 shares of common stock at an average exercise price of $10.813 were outstanding, but were not included in the computation of diluted earnings per share, as the effect was antidilutive. The options, which expire on October 1, 2009, were still outstanding at June 30, 2000.

The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three month and nine month periods ended June 30, 1999 and 2000:


                                                                                  For the Three Months Ended June 30,
                                                                                       2000                     1999
                                                                                       ----                     ----
                                                                             (in thousands, except share and per share data)
                                                                             -----------------------------------------------
Net income                                                                         $     2,299               $     1,960
                                                                                   ===========               ===========

Weighted average shares outstanding                                                  9,964,137                11,888,314

Dilutive effect of potential common shares
  related to stock compensation plans                                                   37,358                        --
                                                                                   -----------               -----------

Weighted average shares outstanding including
  potential dilution                                                                10,001,495                11,888,314
                                                                                   ===========               ===========

Basic earnings per share                                                           $      0.23               $      0.16
Diluted earnings per share                                                         $      0.23               $      0.16


                                                                                   For the Nine Months Ended June 30,
                                                                                      2000                      1999
                                                                                      ----                      ----
                                                                             (in thousands, except share and per share data)
                                                                             -----------------------------------------------
Net income                                                                         $     6,248               $     1,960
                                                                                   ===========               ===========

Weighted average shares outstanding                                                 10,253,065                11,888,314

Dilutive effect of potential common shares
  related to stock compensation plans                                                   17,930                        --
                                                                                   -----------               -----------

Weighted average shares outstanding including
  potential dilution                                                                10,270,995                11,888,314
                                                                                   ===========               ===========

Basic earnings per share                                                           $      0.61               $      0.16
Diluted earnings per share                                                         $      0.61               $      0.16


Earnings per share for the nine months ended June 30, 1999 only includes net income subsequent to the initial public offering on March 31, 1999.

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

Note 4.  Pending Acquisition of Catskill Financial Corporation

On June 8, 2000, the Company announced it had signed a definitive agreement by which the Company will acquire all of the outstanding shares of Catskill Financial Corporation ("Catskill") in a cash transaction for $23.00 per share, for a total transaction value of approximately $90.0 million. Catskill is the holding company of Catskill Savings Bank, a $346.1 million asset, seven office savings bank headquartered in Catskill, New York. In the acquisition, the Company will merge Catskill Savings Bank into The Troy Savings Bank. The transaction is subject to Catskill shareholder and regulatory approvals and is expected to close by the end of 2000. The transaction will be accounted for under the purchase method of accounting.

Note 5. Impact of New Accounting Standards

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

NEW COMMERCIAL BANK

Subsequent to quarter-end, in August 2000 the Company established a new commercial bank subsidiary, The Troy Commercial Bank, and provided capital of $10.0 million.

MERGER AND ACQUISITION ACTIVITY

On June 8, 2000, the Company announced it had signed a definitive agreement by which the Company will acquire all of the outstanding shares of Catskill Financial Corporation ("Catskill") in a cash transaction for $23.00 per share, for a total transaction value of approximately $90.0 million. Catskill is the holding company of Catskill Savings Bank, a $346.1 million asset, seven office savings bank headquartered in Catskill, New York. In the acquisition, the Company will merge Catskill Savings Bank into The Troy Savings Bank, creating a regional bank with pro forma total assets in excess of $1.2 billion, deposits of $782.3 million and 21 full-service offices located in eight New York counties throughout New York State's Capital and Catskill regions.

The transaction is subject to Catskill shareholder and regulatory approvals and is expected to close by the end of 2000. The transaction will be accounted for under the purchase method of accounting. The Company expects that the transaction to be accretive to its earnings by the end of the first full year of the combined operations.

FINANCIAL CONDITION

The Company's total assets were $902.8 million at June 30, 2000, a decrease of $12.3 million, or 1.3% from the $915.1 million at September 30, 1999. Cash and cash equivalents were $23.6 million at June 30, 2000, a decrease of $12.3 million from the $35.9 million at September 30, 1999. The decrease was principally due to a $16.8 million reduction in excess cash reserves held in anticipation of an increased demand for cash by depositors in anticipation of Year 2000 liquidity needs, offset by a $4.6 million increase in federal funds sold.

The Bank's securities available for sale portfolio was $243.6 million at June 30, 2000, a decrease of $37.2 million, or 13.3% from the $280.9 million as of September 30, 1999. The decrease in securities was principally due to the use of funds from repayments and maturities for the continued growth in the loan portfolio, as well as the repurchase common stock . Total loans receivable were $602.8 million as of June 30, 2000, an increase of $35.9 million or 6.3% over the $566.9 million as of September 30, 1999. The following table shows the loan portfolio composition as of the respective balance sheet dates:

                                                                               June 30,                       September 30,
                                                                                 2000                              1999
                                                                      --------------------------        ---------------------------
                                                                                      % of loans                       % of loans
                                                                      -------------------------------------------------------------
                                                                                         (dollars in thousands)
Real estate loans:
     Residential mortgage                                              $ 227,351          37.7%         $221,721           39.1%
     Commercial                                                          229,055          38.0%          216,700           38.2%
     Construction                                                         15,246           2.5%           13,761            2.4%
                                                                       ---------         -----          --------          -----
       Total real estate loans                                           471,652          78.2%          452,182           79.7%
                                                                       ---------         -----          --------          -----
Commercial business loans                                                 86,041          14.3%           66,274           11.7%
                                                                       ---------         -----          --------          -----
Consumer loans:
     Home equity lines of credit                                           5,299           0.9%            6,776            1.2%
     Other consumer                                                       40,185           6.6%           42,081            7.4%
                                                                       ---------         -----          --------          -----
       Total consumer loans                                               45,484           7.5%           48,857            8.6%
                                                                       ---------         -----          --------          -----
Gross loans                                                              603,177         100.0%          567,313          100.0%
                                                                                         =====                            =====
Net deferred loan fees and costs and unearned discount                      (335)                           (407)
                                                                       ---------                        --------
       Total loans                                                     $ 602,842                        $566,906
                                                                       =========                        ========

Commercial real estate loans increased $12.4 million to $229.1 million at June 30, 2000 or 38.0% of total loans, from $216.7 million at September 30, 1999, or 38.2% of total loans. Commercial business loans increased $19.8 million to $86.0 million or 14.3% of total loans at June 30, 2000, up from $66.3 million or 11.7% of total loans at September 30, 1999. Construction loans increased $1.5 million to $15.2 million or 2.5% of total loans at June 30, 2000, up from $13.8 million or 2.4% of total loans at September 30, 1999. The increase in the commercial real estate and construction loans, as well as commercial business loans, is consistent with the Company's strategy to increase these loan portfolios as part of its emphasis on commercial banking activities. Residential real estate loans increased $5.6 million to $227.4 million, or 37.7% of total loans, at June 30, 2000, from $221.7 million at September 30, 1999, or 39.1% of total loans. The increase in residential loans is primarily in home equity loans.

Non-performing assets were $7.4 million, or .82% of total assets at June 30, 2000. The table below sets forth the amounts and categories of the Company's non-performing assets.

                                                                            June 30,          September 30,
                                                                              2000                1999
                                                                         -------------------------------------
                                                                                (dollars in thousands)
Non-accrual loans:
     Real estate loans:
         Residential mortgage                                                $ 2,441             $ 2,707
         Commercial mortgage                                                   3,353               4,210
         Construction                                                             --                  --
                                                                             -------             -------
             Total real estate loans                                           5,794               6,917
Commercial business loans                                                        100                  10
Home equity lines of credit                                                       92                  58
Other consumer loans                                                             165                 282
                                                                             -------             -------
             Total non-accrual loans                                           6,151               7,267
         Troubled debt restructurings                                             54                 616
                                                                             -------             -------
             Total non-performing loans                                      $ 6,205             $ 7,883
                                                                             =======             =======
     Other real estate owned :
         Residential real estate                                                 252                  76
         Commercial real estate                                                  973               1,769
                                                                             -------             -------
             Total other real estate owned                                   $ 1,225             $ 1,845
                                                                             =======             =======
             Total non-performing assets                                     $ 7,430             $ 9,728
                                                                             =======             =======
Allowance for loan losses                                                    $11,643             $10,764
                                                                             =======             =======
Allowance for loan losses as a percentage of
     non-performing loans                                                     187.64%             136.55%
Non-performing loans as  a percentage of
     total loans                                                                1.03%               1.39%
Non-performing assets as a percentage of
     total assets                                                               0.82%               1.06%

The $1.7 million decrease in non-performing loans at June 30, 2000 as compared to September 30, 1999 was attributable primarily to the repayment of three commercial real estate loans and the foreclosure of another commercial real estate loan which was transferred to other real estate owned and sold, partially offset by the addition of four other commercial real estate loans. Other real estate owned decreased by $620,000, principally from a decrease of $796,000 from the sale of a commercial real estate property in the quarter ended June 30, 2000, partially offset by an increase of $176,000 in foreclosed residential real estate. The following table summarizes the activity in other real estate owned for the periods presented:


                                                                                     Nine months ended June 30,
                                                                                    2000                      1999
                                                                                 -----------               -----------
                                                                                            (In thousands)
Balance at the beginning of the period                                           $     1,845               $     1,872
       Loans transferred to other real estate                                          3,824                       369
       Sale of other real estate                                                      (4,065)                     (646)
       Write down of other real estate                                                  (379)                     (221)
                                                                                 -----------               -----------
Balance at the end of the period                                                 $     1,225               $     1,374
                                                                                 ===========               ===========

























The allowance for loan losses was $11.6 million, or 1.93% of period end loans at June 30, 2000, as compared to $10.8 million, or 1.90% of period end loans at September 30, 1999. The allowance for loan losses as a percentage of non-performing loans was 187.64% at June 30, 2000, as compared to 136.55% as of September 30, 1999. There were no loans past due 90 days and still accruing at June 30, 2000 or September 30, 1999. The following table summarizes the activity in the allowance for loan losses:

                                                                                             Nine months ended June 30,
                                                                                             2000                 1999
                                                                                           --------             --------
                                                                                                   (in thousands)
Allowance at the beginning of the period                                                   $ 10,764             $  8,260
         Charge-offs                                                                         (1,392)                (651)
         Recoveries                                                                             464                  204
                                                                                           --------             --------

         Net charge-offs                                                                       (928)                (447)
Provision for loan losses                                                                     1,807                2,437
                                                                                           --------             --------

Allowance at  end of the period                                                            $ 11,643             $ 10,250
                                                                                           ========             ========


Total deposits were $560.7 million at June 30, 2000, a decrease of $2.6 million, or 0.5% from the $563.4 million at September 30, 1999. The following table shows the deposit composition as of the respective balance sheet dates:

                                                                 June 30, 2000                      September 30, 1999
                                                                 -------------                      ------------------
                                                        (In Thousands)     % of Deposits    (In Thousands)      % of Deposits
Savings accounts                                           $181,804            32.4%           $191,968              34.1%
Time accounts                                               216,460            38.6%            227,712              40.4%
Money market accounts                                        25,039             4.5%             20,348               3.6%
NOW & Super NOW accounts                                     91,251            16.3%             86,305              15.3%
Demand accounts                                              46,174             8.2%             37,040               6.6%
                                                           --------           -----            --------             -----
                                                           $560,728           100.0%           $563,373             100.0%
                                                           ========           =====            ========             =====


The $2.6 million decrease in deposits from September 30, 1999 is primarily attributable to an $11.3 million decrease in time deposits, a $10.2 million decrease in savings deposits, partially offset by a $14.1 million increase in demand deposits and a $4.7 million increase in money market accounts. The decline in time deposit accounts is attributable to the lower rates paid by the Company in the quarters ended December 31, 1999 and March 31, 2000 as compared to some other financial institutions. However, the Company is currently pricing its time deposits more competitively in order to retain its core deposits. The Company has recently received approval from the New York State Banking Department to operate its commercial bank subsidiary through which the Company intends to generate additional funding through the acceptance of municipal deposits. It is anticipated that the commercial bank will begin accepting deposits sometime in the fourth fiscal quarter ending September 30, 2000.

The Company increased its borrowings with the FHLB to $153.1 million at June 30, 2000, an increase of $7.9 million from the $145.2 million at September 30, 1999. The Company used the additional borrowings to offset the decrease in deposits, to fund the loan growth, and to repurchase shares of the Company's common stock.

Shareholders' equity at June 30, 2000 was $166.4 million, a decrease of $14.1 million or 7.8% from the $180.4 million at September 30, 1999. The decrease was principally attributable to the repurchase of 1.8 million shares of common stock. The Company utilized 445,561 of the shares purchased for awards of restricted stock under the Long-Term Equity Compensation Plan. Shareholders' equity was increased by the Company's $6.2 million of net income, partially offset by the $1.9 million of cash dividends paid in the nine months ended June 30, 2000 and the $552,000 increase in accumulated other comprehensive loss. Shareholders' equity was also increased by $593,000 for the ESOP shares allocated as of December 31, 1999.

Shareholders' equity as a percentage of total assets was 18.43% at June 30, 2000 compared to 19.72% at September 30, 1999.

TABLE #1 AVERAGE BALANCE, INTEREST, YIELD AND RATE

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities and commercial business loans totaled $423,000 in the three month period ended June 30, 2000, and $329,000 for the comparable three month period in 1999. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities available for sale are shown at amortized cost

                                                                                   For the three months ended June 30,
                                                                      --------------------------------------------------------------
                                                                                  2000                               1999
                                                                      -----------------------------      ---------------------------
                                                                      Average                Yield/      Average              Yield/
                                                                      Balance    Interest     Rate       Balance   Interest    Rate
                                                                      -----------------------------      ---------------------------
                                                                                          (Dollars in Thousands)
INTEREST-EARNING ASSETS:

         Total loans                                                  $601,206   $11,700     7.78%      $510,722    $10,031    7.86%
         Loans held for sale                                             1,438        32     8.90%         4,212         71    6.74%
         Investment securities held to maturity                          2,406        48     7.98%         2,675         54    8.07%
         Securities available for sale:
            Taxable                                                     96,239     1,704     7.08%       100,389      1,343    5.35%
            Tax-exempt                                                  71,528     1,141     6.38%        62,306        899    5.77%
                                                                      --------   -------                --------    -------

                        Total securities available for sale            167,767     2,845     6.78%       162,695      2,242    5.51%
         Federal funds sold and other short-term investments            12,265       178     5.81%       106,718      1,277    4.79%
                                                                      --------   -------                --------    -------

                        Total interest-earning assets                  785,082    14,803     7.54%       787,022     13,675    6.95%

INTEREST-BEARING LIABILITIES:
     Deposits:
         NOW and Super NOW accounts                                     88,197       483     2.19%        80,748        438    2.17%
         Money market accounts                                          21,819       174     3.19%        18,571        136    2.93%
         Savings accounts                                              183,205     1,296     2.83%       192,109      1,309    2.73%
         Time deposit accounts                                         215,903     2,722     5.04%       239,353      2,893    4.83%
         Conversion funds in escrow                                         --        --       --          6,130         43    2.81%
         Escrow accounts                                                 3,789        19     2.01%         3,693         18    1.95%
                                                                      --------   -------                --------    -------
                        Total interest-bearing deposits                512,913     4,694     3.66%       540,604      4,837    3.58%
     Borrowings:

         Securities sold under agreements to repurchase                  9,511       130     5.47%         2,780         22    3.17%
         Short-term borrowings                                          20,417       341     6.68%         5,785         72    4.98%
         Long-term debt                                                 54,077       800     5.92%        44,863        649    5.79%
                                                                      --------   -------                --------    -------
                        Total borrowings                                84,005     1,271     6.05%        53,428        743    5.56%
                                                                      --------   -------                --------    -------

                        Total interest-bearing liabilities             596,918     5,965     4.00%       594,032      5,580    3.76%

     Net interest spread                                                                     3.54%                             3.19%


     Net interest income / net interest margin                                     8,838     4.50%                    8,095    4.11%

     Ratio of interest-earning assets to
     interest-bearing liabilities                                                          131.52%                           132.49%

     Tax equivalent adjustment                                                       423                                329
                                                                                 -------                            -------


     Net interest income as per consolidated financial statements                 $8,415                             $7,766
                                                                                 =======                            =======



COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS ENDED JUNE 30, 2000 AND
1999

GENERAL

For the three months ended June 30, 2000, the Company recorded net income of $2.3 million, an increase of $339,000 as compared to a net income of $2.0 million for the three month period ended June 30, 1999. The increase was principally the result of higher net interest income, a reduction in the provision for loan losses, and slightly higher non-interest income, which was partially offset by higher non-interest expenses and higher income tax expense. The Company's diluted earnings per share were $0.23 for the three months ended June 30, 2000, as compared to $0.16 for the three months ended June 30, 1999.

Annualized return on average assets for the three months ended June 30, 2000 and 1999, was 1.11% and .95%, respectively, and the Company's annualized return on average equity was 5.44% and 4.33%, respectively.

NET INTEREST INCOME

Net interest income on a tax equivalent basis for the three months ended June 30, 2000, was $8.8 million, an increase of $743,000, or 9.2%, when compared to the three months ended June 30, 1999. The increase was primarily attributable to a 59 basis point increase in the yield on average earning assets, which was partially offset by the 24 basis point increase in the average cost of funds. Net interest income was negatively impacted by the $1.9 million decrease in average earning assets and the $2.9 million increase in average interest bearing liabilities. The decrease in average earning assets was the result of a $94.5 million decrease in average federal funds sold and a $2.8 million decrease in average loans held for sale, partially offset by a $90.5 million increase in average loans. The increase in average interest bearing liabilities was the result of an increase in average borrowings of $30.6 million, partially offset by a decrease in average deposits of $27.7 million, primarily the result of a $23.5 million decrease in time deposit accounts, an $8.9 million decrease in savings accounts, and a $6.1 million decrease in conversion funds held in escrow, partially offset by a $7.4 million increase in interest-bearing checking and a $3.2 million increase in money market accounts.

Interest and dividend income for the three months ended June 30, 2000 was $14.8 million on a tax equivalent basis, an increase of $1.1 million, or 8.2%, over the prior year. The increase was principally due to the 59 basis point increase in the yield on average earning assets, partially offset by the decrease in volume of average earning assets.

The average yield on taxable available for sale securities increased by 173 basis points for the three months ended June 30, 2000, compared to the same period in 1999, which more than offset the $4.2 million decrease in average balance of taxable available for sale securities. The Company has also invested in tax-exempt municipal securities, primarily maturing within one year. The average tax equivalent yield on these securities for the three months ended June 30, 2000 was 6.38%, 61 basis points higher than the yield for the same period in 1999, and 57 basis points higher than the average yield on federal funds sold and other short-term investments for the three months ended June 30, 2000. The average loan yield for the three months ended June 30, 2000 was 7.78%, down 8 basis points from the same period in the previous year, but was 100 basis points more than the 6.78% average yield on available for sale securities.

Interest expense for the three months ended June 30, 2000, was $6.0 million, an increase of $385,000, or 6.9% over the three month period ended June 30, 1999. The change was primarily the result of a 24 basis point increase in the average cost of funds and the increase in average volume of interest bearing liabilities. The average balance of interest bearing liabilities was $596.9 million for the three months ended June 30, 2000, an increase of $2.9 million, or .5%, from the prior year's comparable period. The average balance of borrowings was $84.0 million for the three months ended June 30, 2000, as compared to $53.4 million in the comparable three month period last year. The increase in short-term borrowings partially offset the $30.6 million decline in time deposit accounts, which the Company experienced as a result of time deposit rates offered at slightly lower rates than other financial institutions operating in the Company's primary market area. However, the Company is currently pricing its time deposits more competitively in order to retain its core deposits.

The Company's net interest margin was 4.50% for the three months ended June 30, 2000, compared to 4.11% for the comparable three month period. The primary factor was the 59 basis point increase in the yield on average earning assets, partially offset by the 24 basis point increase in the average cost of funds. The increase in cost of funds was principally caused by the increase in volume of average borrowings and the increase in the average rates paid on the borrowings, as well as an increase on rates paid on average deposits, partially offset by the decrease in the volume of average deposits. The increase in the yield on interest earning assets was caused by the redeployment of a substantial portion of the proceeds from the Company's initial public offering in loans, primarily commercial real estate and commercial business loans, with higher yields than securities or federal funds and other short-term investments.

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

The provision for loan losses was $469,000 for the three months ended June 30, 2000, a decrease of $343,000, or 42.2%, from the provision of $812,000 for the comparable period of the prior year. The allowance for loan losses was $11.6 million, or 1.93% of period end loans at June 30, 2000, as compared to $10.8 million, or 1.90% of period end loans at September 30, 1999. The allowance for loan losses as a percentage of non-performing loans was 187.64% at June 30, 2000 as compared to 136.55% at September 30, 1999. Non-performing loans were $6.2 million, or 1.03% of total loans at June 30, 2000, compared to $7.9 million, or 1.39% of total loans at September 30, 1999. The provision for loan losses was reduced in the quarter ended June 30, 2000, primarily as a result of the $2.2 million decline in non-performing loans, or 26.6%, as compared to the quarter ended June 30, 1999, offset by continued loan growth in commercial real estate and commercial business loans. Non-performing loans represent 1.03% of total loans as of June 30, 2000, down from 1.39% at September 30, 1999, and 1.60% at June 30, 1999.

Commercial real estate loans and commercial business loans represent 52.3% of the total loan portfolio at June 30, 2000 compared to 49.9% at September 30, 1999.

NON-INTEREST INCOME

Non-interest income was $794,000 for the three months ended June 30, 2000, an increase of $14,000, or 1.8% from the three months ended June 30, 1999. The increase was principally due to the $57,000 increase in service charges on deposits, primarily from an increase in fees related to checks received during the quarter ended June 30, 2000 with insufficient funds, a $15,000 increase in trust service fees, and a $135,000 increase in other non-interest income, principally from commissions on life insurance, as well as a gain on sale of the Bank's supermarket branch (no deposits were sold). The increase was partially offset by a $39,000 decrease in loan servicing fees, as the volume of loans originated for sale has declined significantly in the quarter ended June 30, 2000, as compared to the same period in 1999, as well as a $125,000 increase in net losses from securities transactions, a significant portion of which relates to losses for certain lower yielding securities for which the Company made the decision to sell in the quarter ended June 30, 2000.

NON-INTEREST EXPENSES

Non-interest expenses for the three months ended June 30, 2000 were $5.4 million, an increase of $536,000, or 10.9%, from the same period in 1999. The increase was principally due to a $498,000 increase in compensation and employee benefits due primarily to the additional costs in the 2000 period for the ESOP and the restricted stock awards. The increase was also attributable to a $58,000 increase in computer charges, primarily due to increases in monthly processing charges and special programming costs associated with the commercial bank and the bank holding company, a $101,000 increase in printing and postage expenses, primarily as a result of the costs of a direct mail program for personal unsecured loans, and a $137,000 increase in other non-interest expenses, primarily costs associated with establishing the commercial bank, an increase in Delaware franchise tax expense, and costs related to the implementation of a debit card, partially offset by a $335,000 decrease in other real estate owned expense. The decrease in other real estate owned expense was principally due to a $320,000 gain on sale of a foreclosed commercial real estate property which occurred in the quarter ended June 30, 2000.

INCOME TAX EXPENSE

Income tax expense for the three months ended June 30, 2000, was $1.0 million, as compared to $874,000 for the comparable period in 1999. The increase was primarily caused by the $470,000 increase in income before taxes for the three months ended June 30, 2000, as compared to the same period in the prior year.

TABLE #2 AVERAGE BALANCE, INTEREST, YIELD AND RATE

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities and commercial business loans totaled $1.2 million in the nine month period ended June 30, 2000, and $868,000 for the comparable nine month period. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities available for sale are shown at amortized cost

                                                                               For the nine months ended June 30,
                                                                 ------------------------------------------------------------------
                                                                              2000                                 1999
                                                                 -------------------------------      -----------------------------
                                                                 Average                  Yield/      Average                Yield/
                                                                 Balance     Interest      Rate       Balance     Interest    Rate
                                                                 -------------------------------      -----------------------------
                                                                                        (Dollars in Thousands)
INTEREST-EARNING ASSETS:
         Total loans                                             $591,322    $ 34,343      7.74%      $492,587    $ 28,963     7.84%
         Loans held for sale                                        2,162         130      8.02%         5,914         341     7.69%
         Investment securities held to maturity                     2,461         147      7.96%         2,909         172     7.88%
         Securities available for sale:
             Taxable                                              113,736       5,556      6.51%       121,543       4,811     5.28%
             Tax-exempt                                            71,240       3,289      6.16%        56,248       2,442     5.79%
                                                                 --------    --------                 --------    --------
                  Total securities available for sale             184,976       8,845      6.38%       177,791       7,253     5.44%
         Federal funds sold and other short-term investments       12,372         533      5.74%        53,315       1,947     4.87%
                                                                 --------    --------                 --------    --------

                  Total interest-earning assets                   793,293      43,998      7.39%       732,516      38,676     7.04%

INTEREST-BEARING LIABILITIES:

      Deposits:
         NOW and Super NOW accounts                                87,085       1,435      2.20%        79,684       1,308     2.19%
         Money market accounts                                     19,814         458      3.08%        18,141         407     2.99%
         Savings accounts                                         186,191       3,960      2.84%       196,847       4,215     2.85%
         Time deposit accounts                                    218,906       8,015      4.88%       248,010       9,433     5.07%
         Conversion funds in escrow                                    --          --        --         12,090         253     2.79%
         Escrow accounts                                            2,975          41      1.84%         2,883          38     1.76%
                                                                 --------    --------                 --------    --------
                  Total interest-bearing deposits                 514,971      13,909      3.60%       557,655      15,654     3.74%
      Borrowings:
         Securities sold under agreements to repurchase            20,107         854      5.66%         3,519          84     3.18%
         Short-term borrowings                                     27,611       1,232      5.95%         5,747         206     4.78%
         Long-term debt                                            48,505       2,135      5.87%        44,458       1,944     5.83%
                                                                 --------    --------                 --------    --------
                  Total borrowings                                 96,223       4,221      5.85%        53,724       2,234     5.54%
                                                                 --------    --------                 --------    --------

                  Total interest-bearing liabilities              611,194      18,130      3.96%       611,379      17,888     3.90%


      Net interest spread                                                                  3.43%                               3.14%

      Net interest income / net interest margin                                25,868      4.35%                    20,788     3.78%

      Ratio of interest-earning assets to
         interest-bearing liabilities                                                    129.79%                             119.81%

      Tax equivalent adjustment                                                 1,234                                  868
                                                                             --------                             --------


      Net interest income as per consolidated financial statements           $ 24,634                             $ 19,920
                                                                             ========                             ========


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999

GENERAL

For the nine months ended June 30, 2000, the Company recorded net income of $6.2 million, an increase of $5.9 million, as compared to a net income of $314,000 for the nine month period ended June 30, 1999. The increase was principally the result of higher net interest income, a reduction in the provision for loan losses, lower non-interest expenses, as a result of the $4.1 million stock contribution to The Troy Savings Bank Community Foundation made in the quarter ended March 31, 1999, and higher non-interest income, partially offset by higher income tax expense. The Company's diluted earnings per share were $0.61 for the nine months ended June 30, 2000.

The annualized return on average assets for the nine months ended June 30, 2000 and 1999, was 0.99% and 0.05%, respectively, and the Company's annualized return on average equity was 4.84% and 0.39%, respectively.

NET INTEREST INCOME

Net interest income on a tax equivalent basis for the nine months ended June 30, 2000, was $25.9 million, an increase of $5.1 million, or 24.4%, when compared to the nine months ended June 30, 1999. The increase was primarily attributable to a $60.8 million increase in average interest earning assets funded primarily by the net proceeds from the Company's initial public offering on March 31, 1999 and to a much lesser extent the $185,000 decrease in average interest bearing liabilities.

The decrease in average interest bearing liabilities was the result of a decrease in deposits of $42.7 million, primarily the result of a $29.1 million decrease in time deposit accounts, a $10.7 million decrease in savings accounts and a $12.1 million decrease in subscription funds held in escrow, partially offset by a $7.4 million increase in interest-bearing checking, a $1.7 million increase in money market accounts, and a $42.5 million increase in borrowings. Net interest income was also positively affected by the 35 basis point increase in the yield on average earning assets, partially offset by the 6 basis point increase in the average cost of funds.

Interest and dividend income for the nine months ended June 30, 2000 was $44.0 million on a tax equivalent basis, an increase of $5.3 million, or 13.8%, over the prior year's period. The increase was principally due to the increase in the volume of earning assets as well as the 35 basis point increase in the average yield on interest earning assets.

The average yield on taxable available for sale securities increased by 123 basis points for the nine months ended June 30, 2000, compared to the same period in 1999, which more than offset the $7.8 million decrease in average balance of taxable available for sale securities. The Company has invested on average for the nine months ended June 30, 2000, approximately $37.8 million in short-term government agency discount bonds to preserve certain thrift tax advantages while providing liquidity comparable to federal funds and still offering a yield slightly higher than the 5.74% average yield for federal funds sold. The average loan yield for the nine months ended June 30, 2000 was 7.74%, down 10 basis points from the same period in the previous year, but was 136 basis points more than the 6.38% average yield on available for sale securities. The Company has also invested in tax-exempt municipal securities, primarily maturing within one year. The average tax equivalent yield on these securities for the nine months ended June 30,

2000 was 6.16%, 37 basis points higher than the yield for the same period in 1999, and 42 basis points higher than the average yield on federal funds sold and other short-term investments for the nine months ended June 30, 2000.

Interest expense for the nine months ended June 30, 2000, was $18.1 million, an increase of $242,000, or 1.4% over the nine month period ended June 30, 1999. The increase was principally due to a 6 basis point increase in the average cost of funds, partially offset by the decrease in average volume of interest bearing liabilities. The average balance of interest bearing liabilities was $611.2 million for the nine months ended June 30, 2000, a decrease of $185,000, or 0.03%. The average balance of borrowings was $96.2 million for the nine months ended June 30, 2000, as compared to $53.7 million in the comparable nine month period. The increase in borrowings more than offset the $29.1 million decline in time deposit accounts, which the Company experienced as a result of time deposit rates offered at slightly lower rates than other financial institutions operating in the Company's primary market area.

The Company's net interest margin was 4.35% for the nine months ended June 30, 2000, compared to 3.78% for the comparable nine month period. The primary factor was a $60.8 million increase in average earning assets, due primarily to the Company's initial public offering on March 31, 1999, as well as the 35 basis point increase in the average yield on earning assets, partially offset by the 6 basis point increase in average cost of funds. The increase in average cost of funds was principally caused by the increase in volume of average borrowings and the increase in the average rates paid on the borrowings, partially offset by the decrease in the volume of average deposits and the decrease in rates paid on time deposit accounts. The increase in the yield on interest earning assets was caused by the investment of a substantial portion of the offering proceeds in loans, primarily commercial real estate and commercial business loans, with higher yields than securities or federal funds and other short term investments.

For more information on average balances, interest, yields and rates, please refer to Table #1, included in this report.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $1.8 million for the nine months ended June 30, 2000, a decrease of $630,000, or 25.9% from the comparable period of the prior year. The allowance for loan losses was $11.6 million, or 1.93% of period end loans at June 30, 2000, as compared to $10.8 million, or 1.90% of period end loans at September 30, 1999. The allowance for loan losses as a percentage of non-performing loans was 187.64% at June 30, 2000 as compared to 136.55% at September 30, 1999. Non-performing loans were $6.2 million, or 1.03% of total loans at June 30, 2000, compared to $7.9 million, or 1.39% of total loans at September 30, 1999. Net loan charge-offs increased $481,000 for the nine month period ended June 30, 2000 as compared to same period in 1999. However, the provision for loan losses was reduced in the nine months ended June 30, 2000, primarily as a result of the $1.7 million, or 21.3%, decline in non-performing loans from September 30, 1999 to June 30, 2000. Non-performing loans represent 1.03% of total loans as of June 30, 2000, down from 1.39% at September 30, 1999.

NON-INTEREST INCOME

Non-interest income was $2.6 million for the nine months ended June 30, 2000, an increase of $371,000, or 16.5% from the nine months ended June 30, 1999. The increase was principally due to the receipt of a $382,000 award from the U.S. Government as a result of originating commercial real estate loans, which qualified under the U.S. Treasury's Bank Enterprise Award program, as well as a $49,000 increase in trust service fees, or 10.2% from the same period of the prior year, and a $126,000 increase in service charges on deposit accounts, or 18.9%, compared to the same period of the prior year. The increase was partially offset by a $286,000 decrease in net gains from mortgage loan sales due to the substantially lower volume in the 2000 period, as well as an increase of $129,000 in net losses on securities transactions.

NON-INTEREST EXPENSES

Non-interest expenses for the nine months ended June 30, 2000 were $16.7 million, a decrease of $3.4 million, or 17.0%, from the same period in 1999. The decrease was principally due to the $4.1 million stock contribution made in the quarter ended March 31, 1999 to The Troy Savings Bank Community Foundation and the decrease in other real estate owned expense, partially offset by increases in compensation and employee benefits, furniture, fixtures and equipment, computer charges, and professional fees. Compensation and employee benefits increased by $1.4 million during the nine months ended June 30, 2000, as compared to the prior year, due primarily to the additional costs in the 2000 period for the ESOP and the restricted stock awards. Furniture, fixtures and equipment increased by $66,000, or 12.0%, compared to the same period of the prior year, primarily the result of the additional operating costs related to the opening of the Wynantskill branch in December 1999. Computer charges increased by $134,000, primarily due to increased processing charges, as well as special programming costs associated with the commercial bank and the bank holding company. Professional fees increased by $75,000, or 7.7%, for the nine months ended June 30, 2000, over the comparable period of the prior year, primarily due an increase in costs related to operating as a stock form organization, partially offset by costs for consulting fees for establishing a profitability measurement system, Y2K technology evaluations, administrative costs for the ESOP and 401K plans, and administrative costs to establish the Small Business Investment Company incurred in the nine months ended June 30, 1999. Other real estate owned expense decreased $791,000, or 116.0%, for the nine months ended June 30, 2000, as compared to the same period in 1999. The decrease in expense was principally due to a write-down in value of a foreclosed commercial real estate property and costs related to payment of taxes on other real estate owned which occurred in the nine months ended June 30, 1999, as well as a $320,000 gain on sale of a foreclosed commercial real estate property during the nine months ended June 30, 2000. Other expense decreased by $259,000, or 10.7%, for the nine months ended June 30, 2000, as compared to the nine months ended June 30, 1999. This decrease was primarily attributable to a $382,000 expense for Year 2000 remediation efforts in the 1999 period, as well as the write-off of overdraft escrow accounts, in the nine months ended June 30, 1999, partially offset by increased costs in the same period of 2000 for cash reserves maintained for Year 2000 liquidity purposes, advertising and marketing costs related to the opening of the Wynantskill branch, deferred compensation costs for directors, costs associated with servicing loans, costs for the establishment of the commercial bank, and costs related to the implementation of a debit card.

INCOME TAX EXPENSE

Income tax expense for the nine months ended June 30, 2000, was $2.5 million as compared to an income tax benefit of $741,000 for the comparable period in 1999. The increase was primarily caused by the $9.2 million increase in income before taxes for the nine months ended June 30, 2000, as compared to the same period in the prior year.

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

Consistent with its goals to operate a sound and profitable financial organization, the Company actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. As of June 30, 2000 and September 30, 1999, total equity was $166.4 million and $180.4 million, respectively, or 18.4% and 19.7% of total assets at those respective dates. The reduction in the equity to assets ratio is consistent with the Company's strategy to manage its capital through asset growth, dividend payments, as reflected by the $.05 per share cash dividend paid during each of the quarters ended December 31, 1999 and March 31, 2000, and the $.06 per share cash dividend paid during the quarter ended June 30, 2000, as well as a share repurchase program. The Company has repurchased 1,092,511 shares of common stock, or all 9.0% of the first approved stock repurchase program, and 635,000 shares under its second approved stock repurchase program in the nine month period ended June 30, 2000. The Company utilized 446,165 of these shares for awards of restricted stock under the Company's Long-Term Equity Compensation Plan. In addition, 87,900 shares were purchased by the Company through a deferred compensation plan maintained for directors. The cost basis of these shares is included in treasury stock.

The following is a summary of the Company's and the Bank's actual capital amounts and ratios at June 30, 2000, compared to the FDIC minimum capital requirements:

                                                                     Actual                          Ratio requirements
                                                                    --------                       ----------------------
                                                                                                 Minimum      Classification
                                                                                                 Capital         as Well
                                                           Amount                 %              Adaquecy      Capitalized
                                                          --------              ------           --------      -----------
                                                              (dollars in thousands)
Leverage (Tier I) Capital:
    Bank                                                  $128,584              15.30%             4.00%           5.00%
    Consolidated                                          $166,707              20.19%             4.00%           5.00%

Tier 1 Risk-based capital:
    Bank                                                  $128,584              18.67%             4.00%           6.00%
    Consolidated                                          $166,707              24.90%             4.00%           6.00%

Total Risk-Based Capital:
    Bank                                                  $137,194              19.92%             8.00%          10.00%
    Consolidated                                          $175,076              26.15%             8.00%          10.00%

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

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10. Agreement and Plan of Merger dated as of June 7, 2000 by and among Troy Financial Corporation, Charlie Acquisition Corporation, and Catskill Financial Corporation.

                  27.      Financial Data Schedule

         (b)      Reports on 8-K.

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TROY FINANCIAL CORPORATION
                                      (Registrant)

Date:    August 11, 2000              /s/ Daniel J. Hogarty, Jr.
                                      --------------------------
                                      Daniel J. Hogarty, Jr.
                                      Chairman of the Board, President and
                                        Chief Executive Officer



                                      /s/ Edward M. Maziejka, Jr.
                                      ---------------------------
                                      Edward M. Maziejka, Jr.
                                      Vice President and Chief Financial Officer


                                      II-2

                                 EXHIBIT INDEX
                                 -------------



10.      Agreement  and Plan of  Merger  dated   as of June 7,
         2000 by and among Troy Financial Corporation, Charlie
         Acquisition   Corporation,   and  Catskill  Financial
         Corporation.

27.      Financial Data Schedule