Form 10-K
period 2000-09-30
TROY FINANCIAL CORP
filed 2000-12-29
CIK 1075046

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-K
                                 ---------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER: 00-25439
                                 ---------------

                           TROY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                            16-1559508
    (STATE OR OTHER JURISDICTION OF                               (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                                IDENTIFICATION

                 32 SECOND STREET                                     12180
                  TROY, NEW YORK                                    (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (518) 270-3313
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                (NOT APPLICABLE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                   COMMON STOCK ($0.0001 PAR VALUE PER SHARE)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

    Based upon the closing price of the registrant's common stock as of December 27, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant is $122.8 million.

    The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is:

                CLASS: COMMON STOCK, PAR VALUE $0.0001 PER SHARE
               OUTSTANDING AT DECEMBER 27, 2000: 10,494,597 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to shareholders for fiscal year ended September 30, 2000 are incorporated by reference into Part II, Items 7, 7A and 8 of this Form 10-K

(2) Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on February 8, 2001 are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

                     BUSINESS OF TROY FINANCIAL CORPORATION

    Troy Financial Corporation ("Troy Financial" or the "Company") is a Delaware corporation that has registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") as the bank holding company for The Troy Savings Bank (the "Savings Bank") and The Troy Commercial Bank (the "Commercial Bank")(collectively, the "Banks"). Troy Financial's primary business is the business of the Banks.

    Presently, Troy Financial and the Commercial Bank have no plans to own or lease any property, but instead use the premises and equipment of its subsidiaries. Troy Financial does not employ any persons other than certain officers of the Savings Bank who are not separately compensated by Troy Financial or the Commercial Bank. Troy Financial and the Commercial Bank may utilize the support staff of the Savings Bank from time to time, if needed, and additional employees will be hired as appropriate to the extent Troy Financial or the Commercial Bank expand their business in the future. Troy Financial was incorporated in 1998.

    Troy Financial is subject to regulation and supervision by the Federal Reserve. See "Regulation."

    The Savings Bank is a community oriented savings bank headquartered in Troy, New York. Until November 2000, the Savings Bank operated through 14 full service branch offices in a six county market area. As a full service financial institution, the Savings Bank places a particular emphasis on residential and commercial real estate loan products, as well as retail and business banking products and services. The Savings Bank and its subsidiaries also offer a complete range of trust, insurance and investments services, including securities brokerage, annuity and mutual funds sales, money management and retirement plan services, and other traditional investment/brokerage activities to individuals, families and businesses throughout the eight New York State counties of Albany, Greene, Saratoga, Schenectady, Schoharie, Warren, Washington and Rensselaer, the county in which Troy is located.

    In August 2000, the Company established the Commercial Bank, which is a commercial bank headquartered in Troy, New York. The Commercial Bank's purpose is to provide an alternative source of funding for the Company through the generation of municipal deposits.

     As of the close of business on November 10, 2000, the Company completed the acquisition of Catskill Financial Corporation ("Catskill") in a cash transaction for $23.00 per share, for a total transaction value of approximately $90.0 million. The seven former offices of Catskill Savings Bank are now open as full-service offices of the Savings Bank. The combined regional bank has total assets of approximately $1.2 billion, deposits of $780 million and 21 full-service offices located in eight New York counties throughout New York State's Capital and Catskill regions. In accordance with the purchase method of accounting for business combinations, the assets acquired and liabilities assumed were recorded by the Company at their estimated fair value. Related operating results will be included in the Company's consolidated financial statements from the date of acquisition.

    The Company's goal is to be the primary source of financial products and services for its business, retail, and municipal customers. The Company's business strategy is to serve as a community based, full-service financial services firm by offering a wide variety of business, retail, and municipal banking products, and trust, insurance, investment management and brokerage services to its potential and existing customers throughout its market area.

    The Company delivers its products and services and interacts with its customers primarily through its 21 branches and 22 proprietary automated teller machines ("ATMs") and its 24-hour telephone banking service ("Time$aver"). The Company's branches are staffed by managers, branch operations supervisors and customer sales and service representatives ("CSSRs") who are trained and encouraged to market and service the Company's products and services, including those of the Company's subsidiaries.

    The Savings Bank and the Commercial Bank are subject to regulation, examination and supervision by Federal Deposit Insurance Corporation (the "FDIC") and the New York State Banking Department ("NYSBD"), and the Savings Bank is a member of the Federal Home Loan Bank System ("FHLB System"). The Banks' deposits are insured by the FDIC to the maximum extent provided by law. See "Regulation."

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

    Loan Portfolio Composition. At September 30, 2000, the Company's loan portfolio totaled $598.7 million, or 64.9% of total assets, and consisted primarily of single family residential mortgage loans and commercial real estate loans, as well as construction loans, commercial business loans and consumer loans.

    The commercial real estate loan portfolio totaled $233.3 million, or 39.0% and 25.3% of the Company's loans and total assets, respectively, at September 30, 2000. Approximately 82.0% of the loans are secured by properties located in the Company's six county market area, and an additional 8.0% are secured by properties located in the New York City area. Approximately 28.0% of the properties securing the loans are apartment buildings and cooperatives, 32.0% are office buildings and warehouses and 22.0% are retail buildings. The
Company's commercial real estate loans range in size from $1,000 to $12.2 million, and the average outstanding principal balance at September 30, 2000 was approximately $799,000. The 20 largest commercial real estate loans range in size from $3.0 million to $12.2 million, and the Company had 64 loans with outstanding balances of more than $1.0 million at September 30, 2000. The Company's largest commercial real estate exposure at September 30, 2000 involving a single entity was $29.2 million to a local real estate developer and his related real estate interests with whom the Company has had a fifteen year relationship.

    The commercial business loan portfolio totaled $87.2 million, or 14.6% of the Company's loans and 9.5% of total assets, at September 30, 2000, and includes fixed and adjustable rate loans and adjustable rate lines of credit to a diverse customer base which includes manufacturers, wholesalers, retailers, service providers, educational institutions and government funded entities. The Company's commercial business loans range in size from $5,000 to $10.0 million, with an average principal balance outstanding of approximately $291,000 as of September 30, 2000. The Company's 20 largest commercial business loans at that date ranged in terms of total exposure, including outstanding balances and unfounded commitments, from $2.5 million to $10.8 million.

    The Company's portfolio of single family residential mortgage loans totaled $227.0 million, or 37.9% of loans and 24.6% of total assets, at September 30, 2000, and consisted primarily of fixed rate and adjustable rate loans secured by detached, single family homes located in the Company's market area, as well as secured home equity and home improvement loans. As of September 30, 2000, the Company's largest single-family residential mortgage loan had an outstanding balance of $672,500. As of that date, the typical residential mortgage loan held by the Company in its portfolio had an average principal balance of approximately $80,000, an initial loan-to-value ("LTV") ratio of 80% and was secured by a detached, single family home.

    The consumer loan portfolio totaled $44.3 million, or 7.4% of the Company's loans and 4.8% of total assets, at September 30, 2000. The Company's consumer loan portfolio includes home equity lines of credit, fixed rate consumer loans, overdraft protection and "Creative Loans", which start with a modest below market interest rate that increases each year. The Company's home equity lines of credit and Creative Loans represented 11.3% and 13.5% of the Company's consumer loan portfolio, respectively, at September 30, 2000. Personal fixed rate loans originated through direct mail marketing programs represented $19.2 million, or 43.3% of the Company's consumer loan portfolio at September 30, 2000.

    The  following   table  presents  the  composition  of  the  Company's  loan portfolio, excluding loans held for sale, in dollar amounts and percentages at the dates indicated.

Loan Portfolio Composition

                                                                       At September 30,
                                   2000                  1999                 1998               1997                1996
                                       Percent of            Percent of          Percent of         Percent of            Percent of
                              Amount   Total       Amount    Total      Amount   Total      Amount  Total      Amount     Total
                                                                     (Dollars in thousands)
Real estate loans:
  Residential mortgage       $226,961  37.9%     $221,721    39.1%    $202,511    43.5%     $214,638  45.2%    $204,879   44.9%
  Commercial                  233,334  39.0       216,700    38.2      166,186    35.7       184,561  38.9      191,624   42.0
  Construction                  7,300   1.2        13,761     2.4       10,052     2.2        15,508   3.3       12,999    2.9
                               ------ ---------    ------ ----------   ------- -----------    ------ ------     -------   ----
    Total real estate loans   467,595  78.1       452,182    79.8      378,749    81.4       414,707  87.4      409,502   89.8
                               ------ ---------    ------ ----------   ------- -----------    ------ ------     -------   ----
Commercial business loans      87,167  14.6        66,274    11.7       45,156     9.7        29,961   6.3       24,762    5.4
Consumer loans:
  Home equity lines of          5,019   0.8         6,776     1.2        8,575     1.8         9,883   2.1        9,387    2.1
  Other consumer               39,320   6.6        42,081     7.4       33,445     7.2        20,539   4.3       13,159    2.9
                               ------ ---------    ------ ----------   ------- -----------    ------ ------     -------   ----
  Total consumer loans         44,339   7.4        48,857     8.6       42,020     9.0        30,422   6.4       22,546    4.9
                               ------ ---------    ------ ----------   ------- -----------    ------ ------     -------   ----
  Gross loans                 599,101             567,313              465,925               475,090            456,810
Net deferred loan fees and
costs and unearned discount      (364) (0.1)         (407)   (0.1)        (344)   (0.1)         (501) (0.1)        (684)  (0.2)
                                -----  -----         -----   -----       -----    ----         -----  -----        ----   -----
    Total loans               598,737 100.0%      566,906   100.0%     465,581   100.0%      474,589 100.0%     456,126  100.0%

Allowance for loan losses     (11,891)            (10,764)              (8,260)               (6,429)            (4,304)
                              -------             -------              -------              --------            -------
 Total loans receivable, net $586,846            $556,142             $457,321              $468,160           $451,822
                            =========           =========             =========             ========          =========

    The following table presents, at September 30, 2000, the dollar amount of all loans in the Company's portfolio, excluding loans held for sale, and contractually due after September 30, 2001, and whether such loans have fixed or adjustable interest rates.

                                            Due After
                                          September 30,
                                              2001
                                      Amount        Percent
                                 ---------------  -----------
                                     (Dollars in thousands)
FIXED:
    Residential mortgage              $  165,917        30.85%
    Commercial mortgage                  149,725        27.83%
    Construction                              --         0.00%
                                      ----------       -------
        Total real estate loans          315,642        58.68%
    Commercial business                   22,359         4.15%
    Consumer:
      Home equity lines of credit             --         0.00%
      Other consumer                      23,345         4.34%
                                      ----------       -------
        Total consumer                    23,345         4.34%
                                      ----------       -------
    Total fixed rate loans               361,346        67.17%
                                      ----------       -------

ADJUSTABLE:
    Residential mortgage                  59,498        11.06%
    Commercial mortgage                   56,342        10.47%
    Construction                           2,414        45.00%
                                      ----------       -------
        Total real estate loans          118,254        21.98%
                                      ----------       -------
    Commercial business                   40,829         7.59%
    Consumer:
      Home equity lines of credit          5,019         0.93%
      Other consumer                      12,497         2.33%
                                      ----------       -------
        Total consumer                    17,516         3.26%
                                      ----------       -------
    Total adjustable rate loans          176,599        32.83%
                                      ----------       -------
    Total loans                       $  537,945       100.00%
                                      ==========       ========

    Loan Maturity. The following table shows the contractual maturates of the Company's loan portfolio at September 30, 2000. The table does not include loans held for sale, and does not take into account possible prepayments or scheduled principal amortization.

                                                                       At September 30, 2000
                                              Real Estate Loans                        Home
                                                                                      Equity
                           Residential                                Commercial       Lines       Other
                             Mortgage     Commercial  Construction     Business      of Credit    Consumer         Total
Amounts due:
   Within one year          $    1,546    $   27,267     $  4,886      $  23,979     $     --     $   3,478     $   61,156

After one year:
   one to five years             6,412        90,116        2,414         22,143           --        27,657        148,742

   five to ten years            27,981        93,874           --         22,396        5,019         6,247        155,517

   ten to twenty years          78,037        21,854           --          2,567           --           816        103,274

   more than twenty years      112,985           223           --         16,082           --         1,122        130,412
                            ----------    ----------     --------      ---------     --------     ---------     ----------

    Total due after 9/30/01    225,415       206,067        2,414         63,188        5,019        35,842        537,945
    Total amount due        $  226,961    $  233,334     $  7,300      $  87,167     $  5,019     $  39,320     $  599,101
                            ==========    ==========     ========      =========     ========     =========     ==========

Less:
   Net deferred loan fees and cost and
      unearned discount                                                                                               (364)
   Allowance for loan losses                                                                                       (11,891)
      Loans receivable, net                                                                                     $  586,846
                                                                                                                ==========

    The Company generally does not purchase loans from other financial institutions. The Company does, however, sell or enter into commitments to sell certain of its fixed rate mortgage loans to Freddie Mac, as well as to other parties. Historically the Company has sold substantially all of its 30-year conforming fixed rate mortgage loans and from time to time, as conditions warrant, substantially all of its 15-year conforming fixed rate mortgage loans into the secondary mortgage market. During fiscal 2000 and 1999, the Company sold $12.9 million and $46.7 million, respectively, of fixed rate mortgage loans into the secondary mortgage market. In order to reduce the interest rate risk associated with mortgage loans held for sale, as well as outstanding loan commitments and uncommitted loan applications with rate lock agreements which are intended to be held for sale, the Company enters into mandatory forward sales commitments and option agreements to sell loans in the secondary market. The Company typically retains servicing rights on loans sold in order to generate fee income. As of September 30, 2000, the Company was servicing mortgage loans for others, with an aggregate outstanding principal balance of $236.3 million.

    The following is a more detailed discussion of the Company's current lending practices.

    Commercial Real Estate Lending. The Company originates commercial real estate loans primarily in its six county market area, as well as New York City and northern New York, and to a lesser extent in other states. Approximately 8%, 8% and 3%, respectively, of the Company's commercial real estate loans are secured by real estate located in New York City, primarily Manhattan, Brooklyn and the Bronx; northern New York; and states other than New York. At September 30, 2000, the Company's commercial real estate loan portfolio by sector is as follows: 28% in apartment buildings and cooperatives; 32% in office and warehouse buildings; 22% in retail buildings; 1% in buildings owned by non-profit organizations; 5% in the hospitality industry; and 12% in other property types.

    The Company's commercial real estate loans outstanding increased moderately in fiscal 2000, after substantial growth in fiscal 1999, and following relatively consistent activity in the prior two years. The Company originated $56.1 million, $105.2 million and $27.4 million of new commercial real estate loans in fiscal years 2000, 1999 and 1998, respectively. As part of the Company's commercial real estate lending marketing effort, the Company's commercial real estate loan officers call on prospective borrowers, follow up on branch walk-ins and referrals and interact with representatives of the local real estate industry.

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

    The Company assigns each commercial real estate loan a risk rating that focuses on the loan's risk of loss. Following the loan officer's initial underwriting and preparation of a credit memorandum, the loan file is reviewed by the Vice President and Director of Commercial Real Estate Lending who then has authority to approve the loan if the loan amount is less than $100,000, in the case of unsecured loans, and less than $252,700, in the case of loans secured by commercial real estate. Unsecured loans between $100,000 and $1.5 million and secured loans between $252,700 and $1.5 million require approval of the Company's Commercial Mortgage Credit Committee. All loans in excess of $1.5 million require approval of the Loan Committee of the Board of Directors.

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

    Commercial Business Lending. Since 1993, the Company has actively sought to originate commercial business loans in its market area. The Company originated $43.0 million and $53.0 million of commercial business loans in fiscal years 2000 and 1999, respectively. The Company's commercial loans generally range in size up to $10.0 million, and the borrowers are located within the Company's market area. The Company offers both fixed rate loans, with terms ranging from three to seven years, and adjustable rate lines of credit. As of September 30, 2000, 40.0% of the Company's outstanding commercial loan portfolio consisted of variable rate loan products. As a general rule, the Company sets the interest rates on its loans based on the Company's prime rate or other index rates, plus a premium, and its variable-rate loans reprice at least every 90 days. The Company's commercial loans includes loans used for equipment financing, working capital and accounts receivable and these loans are made to a diverse customer base which includes manufacturers, wholesalers, retailers, service providers, educational institutions and government funded entities.

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

    The Company also has a small business lending program whereby the Company lends money to small, locally owned and operated businesses. During the fiscal year ended September 30, 2000, the Company originated 88 new small business loans of up to $50,000, and as of September 30, 2000, the Company had over $14.0 million of such loans outstanding. Many of the Company's small business loans are secured by cash collateral or marketable securities or are guaranteed by the Small Business Administration.

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

    To assist with the initial underwriting and ongoing maintenance of the Company's commercial loans, the Company employs the same risk rating system as is used by the Company's commercial real estate loan department. See "-- Commercial Real Estate Lending." At the time a loan is initially underwritten, as well as every time a loan is reviewed, the Company assigns a risk rating. In addition, the Company employs an annual review process in which an outside consultant, who was previously the director of commercial lending for a large New York commercial bank, reviews 75% to 80% of the Company's commercial loan portfolio to confirm the Company's assigned risk rating and to review the Company's overall monitoring of the loan portfolio.

    The Company monitors its commercial loan portfolio by closely watching all loans with a risk rating which indicates certain adverse factors, such as debt ratio or cash flow issues. In addition, the Company receives delinquency reports beginning on the 10th of every month. If a loan payment is more than 20 days late, then the commercial loan officer begins active loan management, which initially will include calling the borrower or sending a written notice. Moreover, because the Company's lines of credit expire every 12 months, or five months after the borrower's fiscal year end, and the borrower is required to renew the line of credit at such time, the Company, in effect, reunderwrites the loan annually. Because a term loan often includes a line of credit, the status of the borrower and loan is reviewed annually because of the line of credit review. In all reviews, the Company analyzes the borrower's most current financial statements, and in some cases will visit the borrower or inspect the borrower's business and properties.

    Single Family Residential Lending. The Company has originated $44.4 million and $95.8 million of single family residential real estate loans in fiscal years 2000 and 1999, respectively. Substantially all of the Company's residential mortgage loans were originated through the Family Mortgage Banking Co., Inc. (the "FMB"), the Company's mortgage banking subsidiary. FMB currently employs four loan counselors who are responsible for developing the Company's mortgage business by meeting with referrals, networking with representatives of the local real estate industry and sponsoring home buying seminars. In addition, the Company's CSSRs are trained to refer potential mortgage customers to FMB. Although FMB meets with applicants and assists with the application process, the Company handles the processing, underwriting, funding and closing of all residential mortgage loans. The single family residential mortgage loans not originated through FMB generally are originated through independent mortgage brokers or by the Company.

    The Company currently makes a variety of fixed rate and adjustable rate ("ARMs") mortgage loans which are secured by one- to four-family residences located in the Company's six county market area. The Company offers mortgage loans that conform to Freddie Mac guidelines, as well as jumbo loans, which presently are loans in amounts over $252,700, and loans with other non-conforming features. The Company will underwrite a single family residential mortgage loan with an LTV ratio of up to 95% with private mortgage insurance, and the Company's fixed rate mortgages generally have maturities of 10 to 30 years.

    The Company offers a variety of ARM programs based on market demand. The Company generally amortizes an ARM over 30 years. On select ARMs, the Company offers a conversion option, whereby the borrower, at his or her option, can convert the loan to a fixed interest rate after a predetermined period of time, generally 10 to 57 months. Interest rates are generally adjusted based on a specified margin over the Constant Treasury Maturity Index. Interest rate adjustments on such loans are limited to both annual adjustment caps and a maximum adjustment over the life of the loan. The origination of ARMs, as opposed to fixed rate loans, helps to reduce the Company's exposure to increases in interest rates. During periods of rising interest rates, however, ARMs may increase credit risks not inherent in fixed rate loans, primarily because, as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. The annual and lifetime adjustable caps do however help to reduce such risks. The volume and type of ARMs originated through FMB are affected by numerous market factors, including the level of interest rates, competition, consumer preferences and the availability of funds. At September 30, 2000, the Company held $57.9 million of ARMs in its loan portfolio, most of which were one-year ARMs.

    Single family residential loans are generally underwritten according to Freddie Mac guidelines. The Company requires borrowers who obtain mortgage loans with an LTV ratio greater than 80% to obtain private mortgage insurance in an amount sufficient to reduce the Company's exposure to not more than 80% of the lower of the purchase price or appraised value. In addition, the Company requires escrow accounts for the payment of taxes and insurance if the LTV ratio exceeds 80%, but will permit borrowers to request an escrow account waiver if the LTV ratio is less than 80%. Substantially all mortgage loans originated by the Company include due-on-transfer clauses which provide the Company with the contractual right to deem the loan immediately due and payable, in most instances, if the borrower transfers ownership of the property without the Company's consent. The Company's staff underwriters have authority to approve loans in amounts up to $252,700. Loans between $252,700 and $1.0 million require the approval of the Company's Commercial Mortgage Credit Committee, and loans in excess of $1.0 million require the approval of the Loan Committee of the Board of Directors.

    In an effort to help low and moderate income home buyers in the Company's communities, the Company participates in residential mortgage programs and products sponsored by the State of New York Mortgage Agency ("SONYMA") and the Federal Housing Authority ("FHA"). SONYMA and FHA mortgage programs provide low and moderate income households with smaller down payment and below-market rate loans. The Company typically sells the SONYMA loans back to SONYMA for sale in the secondary market. The Company is also a charter member of the Capital District Affordable Housing Partnership, a local lending consortium which makes mortgage funds available to homebuyers who are unable to obtain conventional financing. The Company participates in the Capital District Community Loan and the FHLB Home Buyer's Club. In the past five years, the Company has also made available to low-to-moderate income first-time homebuyers over $15 million of conventional no down payment mortgages for its loan portfolio.

    To complement the Company's portfolio of residential mortgage loan products, the Company also originates fixed rate home equity mortgage loans. These loans are secured by a first or second mortgage on the owner-occupied property. During fiscal 2000, the Company originated $6.2 million of home equity mortgage loans. As of September 30, 2000, the average size of the Company's outstanding home equity mortgage loans in its residential mortgage loan portfolio was $20,000.

    Consumer Lending. In addition to the Company's residential mortgage loans, the Company offers a variety of consumer credit products, including home equity lines of credit, variable rate or Creative Loans, fixed rate consumer loans and overdraft protection. The objective of the Company's consumer lending program is to maintain a profitable loan portfolio and to serve the credit needs of the Company's customers and the communities in which it does business, while providing for adequate liquidity, diversification and safe and sound banking practices.

    The Company offers home equity lines of credit in amounts up to $100,000. The home equity lines of credit have fixed interest rates and are available only if the LTV ratio is less than 80%. The Company's Creative Loans begin with a modest below market interest rate that increases each year, and are generally secured by personal property and do not carry prepayment penalties. The average balance on the Company's Creative Loans for fiscal 2000 was $19.7 million.

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

    Construction Lending. The Company offers residential construction loans to individuals who are constructing their own homes in the Company's market area. Generally, the builders utilized by the Company's construction loan borrowers are ones with whom the Company is familiar and has a long-standing relationship. The Company's loan administration group monitors the periodic disbursements of all construction loans, and before advances are made the Company's independent appraisers provide reports comparing the progress of the construction to the pre-construction schedule. In many cases, the Company converts construction loans to traditional residential or commercial mortgage loans, as the case may be, following completion of construction. During the year ended September 30, 2000, the Company originated $2.3 million of residential construction loans. Residential construction loans outstanding are reported with residential mortgage loans.

    The Company's construction loans generally have terms of up to six months, and require payments of interest only. If construction is not completed on schedule, the Company charges the borrower additional fees in connection with an extension of the loan. The Company's staff underwriters have approval authority of up to $252,700. Loans in excess of $252,700 require approval of the Commercial Mortgage Credit Committee, and loans in excess of $1.5 million require approval of the Loan Committee of the Board of Directors. The Company will not make construction loans in excess of $1.5 million, or greater than 95% of the estimated cost of construction.

    Construction lending generally involves greater credit risk than permanent financing on owner-occupied real estate. The risk of loss is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, compared to the estimated cost, including interest, of construction, and the ability of the builder to complete the project. If the estimate of the value proves to be inaccurate, then the Company may be confronted with a project that, when completed, has a value that is insufficient to assure full repayment of the loan.

    The Company also makes construction loans on commercial real estate projects where the borrowers are well known to the Company and have the necessary liquidity and financial capacity to support the projects through to completion, and where the source of permanent financing, either the Company or another institution, can be verified. All commercial real estate construction lending is done on a recourse basis. As of September 30, 2000, the Company had $7.3 million of commercial real estate construction loans outstanding, or 1.2% of the Company's loans and .79% of total assets.

    Loan Review. As part of the portfolio monitoring process, all commercial business loans, regardless of size, and all commercial real estate loans over $750,000 are subjected to an annual detailed loan review process. All classified loans over $100,000 (see below) in both portfolios are subjected to this process quarterly. Current financial information is analyzed and the loan rating is evaluated to determine if it still accurately represents the level of risk posed by the credit. These reviews are then reviewed by an outside consultant who opines on the reasonableness of the loan officers' conclusions with respect to the loan's risk rating and the related allowance for loan loss, if any. For the classified loans, these quarterly reviews and review by the consultant are complemented by a quarterly loan officers' meeting with the consultant and the Company's Chief Credit Officer. The conclusions reached at these meetings become an integral part of the quarterly analysis of loan loss reserve adequacy.

    Delinquent Loans. It is the policy of the management of the Company to monitor the Company's loan portfolio to anticipate and address potential and actual delinquencies. The procedures taken by the Company vary depending on the type of loan.

    With respect to single family residential mortgage loans and consumer loans, when a borrower fails to make a payment on the loan, the Company takes immediate steps to have the delinquency cured and the loan restored to current status. On the 15th of every month, the Credit Administration Department prepares delinquency reports. The Company's collection manager and her staff then contact the borrower by telephone to ascertain the reason for the delinquency and the prospects of repayment. Written notices are also sent at that time. The borrower is again contacted by telephone on the 20th and 26th of the month if payment has not been received. After 30 days another notice is sent and the borrower is reported as delinquent. The Credit Administration Department continues to call the borrower, and if payment has not been received by the 60th day, then another notice is sent informing the borrower that the loan must be brought current within the next 30 days or foreclosure proceedings will be commenced. Generally, the Company does not accrue interest on loans more than 90 days past due. The Company's procedures for single family residential loans which have previously been sold by the Company but which the Company currently services are identical during the first 60 days. After 60 days, the Company follows the Freddie Mac or applicable investor guidelines and timeframes regarding delinquent loan accounts.

    With respect to commercial real estate and commercial business loans, the Credit Administration Department delivers delinquency reports to the respective departments beginning on the 10th of every month. If a loan payment is more than 20 days late, then the loan officer begins active loan management.

    Classified Assets. The Company's classification policies require the classification of loans and other assets such as debt and equity securities, considered to be of lesser quality, as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as "loss" are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. At September 30, 2000, the Company had classified $4.0 million and $2.0 million of assets as "substandard" and "doubtful," respectively. At such date, the Company did not have any assets classified as "loss."

    At September 30, 2000, the Company had one lending relationship with an outstanding principal balance in excess of $1.0 million that had an internal adverse classification. The classified loan was a construction loan classified as "doubtful," with a carrying amount of $2.0 million. The loan is secured by an office property located in Albany, New York. As of September 30, 2000, the loan was on non-accrual status and considered impaired. The Company has a sale pending on the property at it's present net realizable value, however the sale is not expected to close until January 2001.

    In addition to classified assets, the Company also has certain "special mention" or "watch list" assets that have characteristics, features or other potential weaknesses that warrant special attention. At September 30, 2000, special mention assets totaled $5.2 million, or 0.6% of total assets.

    Non-Performing Assets. It is the policy of the Company to place a loan on non-accrual status when the loan is contractually past due 90 days or more, or when, in the opinion of management, the collection of principal and/or interest is in doubt. At such time, all accrued but unpaid interest is reversed against current period income and, as long as the loan remains on non-accrual status, interest is recognized only when received, if considered appropriate by management. In certain cases, the Company will not classify a loan that is contractually past due 90 days or more as non-accruing if management determines that the particular loan is well secured and in the process of collection. In such cases, the loan is simply reported as "past due." Loans are removed from non-accrual status when such loans become current as to principal and interest or when, in the opinion of management, the loans are expected to be fully collectible as to principal and interest. The Company did not have any loans classified as 90 days past due and still accruing interest at September 30, 2000. Non-performing loans also include troubled debt restructurings ("TDRs"). TDRs are loans whose repayment criteria have been renegotiated to below market terms given the credit risk inherent in the loan due to the borrowers' inability to repay the loans in accordance with the loans' original terms. At September 30, 2000, the Company classified $53,000, or 0.01% of total assets, as TDRs.

    The Company classifies property that it acquires as a result of foreclosure or settlement in lieu thereof as other real estate owned ("OREO"). The Company records OREO at the lower of the unpaid principal balance or fair value less estimated costs to sell at the date of acquisition and subsequently recognizes any decrease in fair value by a charge to income. At September 30, 2000, the Company had $240,000 of OREO resulting from single family residential mortgage loans, and $1.0 million of OREO resulting from commercial real estate loans.

    The following presents the amounts and categories of non-performing assets at the dates indicated.

                                                                AT SEPTEMBER 30,
                                            2000       1999          1998        1997       1996
                                            ----       ----          ----        ----       ----
                                                              (dollars in thousands)
Non-accrual loans:
Real estate loans:
  Residential mortgage                      $ 2,424    $  2,707   $ 2,900    $  2,598   $  3,418
  Commercial mortgage                         2,829       4,210     6,327       3,438      6,613
  Construction                                   --          --        --         350        516
   Total real estate loans                    5,253       6,917     9,227       6,386     10,547
Commercial business loans                       103          10        31          33        105
Home equity lines of credit                      84          58       259          --         --
Other consumer loans                            160         282        50          40         17
   Total non-accrual loans                    5,600       7,267     9,567       6,459     10,669
   Troubled debt restructurings                  53         616     2,081       2,256      1,810
   Total non-performing loans               $ 5,653    $  7,883   $11,648    $  8,715   $ 12,479
Other real estate owned :
  Residential real estate                       240          76       345         589        622
  Commercial real estate                      1,033       1,769     1,527       2,101      1,903
   Total other real estate owned            $ 1,273    $  1,845   $ 1,872    $  2,690   $  2,525
   Total non-performing assets              $ 6,926    $  9,728   $13,520    $ 11,405   $ 15,004
   Allowance for loan losses                $11,891    $ 10,764   $ 8,260    $  6,429   $  4,304
Allowance for loan losses as a percentage
  of non-performing loans                    210.35%     136.55%    70.91%      73.77%     34.49%
Non-performing loans as  a percentage of
  total loans                                  0.94%       1.39%     2.50%       1.84%      2.74%
Non-performing assets as a percentage of
  total assets                                 0.75%       1.06%     1.89%       1.72%      2.28%

    For the fiscal years ended 2000, 1999 and 1998, the gross interest income that would have been recorded had the non-accrual loans been on an accrual basis or had the rate not been reduced with respect to the loans restructured in troubled debt restructurings amounted to $340,000, $624,000, and $591,000, respectively. The amounts included in interest income on these loans were $154,000, $298,000, and $411,000 for the fiscal years ended 2000, 1999, and
1998, respectively.

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

    Based on management's on-going review of the Company's loan portfolio, including the risks inherent in the portfolio, historical loan loss experience, general economic conditions and trends and other factors, the Company maintains an allowance for loan losses to cover probable loan losses. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based upon a number of factors, including the historical loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry trends, and general economic conditions affecting borrowers' abilities to pay. Loans are charged against the allowance for loan losses when management believes that the collectibility of all or a portion of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans. Based on information currently known to management, management considers the current level of reserves adequate to cover probable loan losses, although there can be no assurance that such reserves will in fact be sufficient to cover actual losses. At September 30, 2000, the Company's allowance for loan losses was $11.9 million, or 1.99% of total loans, and 210.35% of non-performing loans at that date. Net charge-offs during the year ended September 30, 2000 were $1.4 million. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate.

    The following table is a summary of the activity in the Company's allowance for loan losses for the last five years:

Allowance for loan losses
For the years ended September 30,                           2000        1999            1998            1997            1996
                                                                                (Dollars in thousands)
Total loans outstanding at end of period              $  598,737   $ 566,906     $   465,581     $   474,589     $   456,126
Average total loans outstanding                       $  594,570   $ 505,489     $   467,406     $   471,779     $   432,569
Allowance for loan losses at beginning of year        $   10,764   $   8,260     $     6,429     $     4,304     $     4,297
Loan charge-offs:
     Residential real estate                                (412)       (362)           (521)           (320)           (578)
     Commercial real estate                                 (550)       (252)         (1,612)         (1,286)           (165)
     Construction real estate                               (375)         --            (130)           (140)           (401)
     Commercial business                                     (40)        (75)            (51)           (110)            (17)
     Home equity lines of credit                              --          --              --              --              --
     Other consumer loans                                   (565)       (306)           (132)            (34)             (8)
        Total charge-offs                                 (1,942)       (995)         (2,446)         (1,890)         (1,169)

Loan recoveries:
     Residential real estate                                  84          40             147              80              92
     Commercial real estate                                  155         176              57              13              83
     Construction real estate                                219          13              --              --              58
     Commercial business                                       6           8               4              12               9
     Home equity lines of credit                              --          --              --              --               1
     Other consumer loans                                     42          12              19              10               5
        Total recoveries                                     506         249             227             115             248
Loan charge-offs  net of recoveries                       (1,436)       (746)         (2,219)         (1,775)           (921)
Provision charged to operations                            2,563       3,250           4,050           3,900             928
Allowance for loan losses at end of year               $  11,891   $  10,764     $     8,260     $     6,429     $     4,304

Ratio of net charge-offs during the year to
  Average loans outstanding during the year                 0.24%       0.15%           0.48%           0.38%           0.21%
Allowance as a percentage of non-performing loans         210.35%     136.55%          70.91%          73.77%          34.49%
Allowance as a percentage of total loans end of             1.99%       1.90%           1.77%           1.35%           0.94%
year

    The following table presents an allocation of the Company's allowance for loan losses, the percent of allowance for loan losses to total allowance, and the percent of loans to total loans in each of the categories listed at the dates indicated. This allocation is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

                                                                        At September 30,
                               2000                             1999                               1998
                                                    Percent                           Percent                            Percent
                                                    of Loans                         of Loans                           of Loans
                                       Percent of   in Each             Percent of    in Each              Percent of    in Each
                                        Allowance   Category             Allowance   Category               Allowance   Category
                                        to Total    to Total             to Total    to Total               to Total    to Total
                              Amount    Allowance    Loans     Amount    Allowance     Loans      Amount    Allowance     Loans
                              ------    ---------    -----     ------    ---------     -----      ------    ---------     -----
                                                                      (Dollars in thousands)
Allocation of allowance
  for loan losses:
Real estate loans:
    Residential mortgage       $ 2,062      17.34%     37.91%   $ 1,967      18.28%      39.11%    $ 1,316      15.93%      43.50%
    Commercial mortgage          5,533      46.53      38.97      5,379      49.97       38.22       3,964      47.99       35.69
    Construction                   297       2.50       1.22         95       0.88        2.43         131       1.59        2.16
Commercial business
  Loans                          2,059      17.32      14.56      1,716      15.94       11.69       1,503      18.20        9.70
Home equity lines of credit         21       0.18       0.84         30       0.28        1.20          31       0.37        1.84
Other consumer loans               792       6.66       6.56        621       5.77        7.42         488       5.91        7.18
Net deferred loan fees and
costs and unearned discount         --         --      (0.06)        --         --       (0.07)        --          --       (0.07)
Unallocated                      1,127       9.47         --        956       8.88          --         827      10.01          --
                              --------      ------    -------  --------    -------      ------     -------    -------     -------
         Total                $ 11,891      100.00%   100.00%  $ 10,764     100.00%     100.00%    $ 8,260     100.00%     100.00%
                              ========      ======    ======   ========    =======      ======     =======    =======     =======

                                                          At September 30,
                               1997                             1996
                                                    Percent                           Percent
                                                    of Loans                         of Loans
                                       Percent of   in Each             Percent of    in Each
                                        Allowance   Category             Allowance   Category
                                        to Total    to Total             to Total    to Total
                              Amount    Allowance    Loans     Amount    Allowance     Loans
                              ------    ---------    -----     ------    ---------     -----
                                                    (Dollars in thousands)
Allocation of allowance
  for loan losses:
Real estate loans:
    Residential mortgage      $    878      13.66%     45.23%  $    372       8.64%      44.92%
    Commercial mortgage          3,240      50.39      38.89      2,624      60.97       42.01
    Construction                   127       1.98       3.27        149       3.46        2.85
Commercial business
  Loans                          1,275      19.84       6.31        801      18.61        5.43
Home equity lines of credit         31       0.48       2.08         31       0.72        2.06
Other consumer loans               278       4.32       4.33         96       2.23        2.88
Net deferred loan fees and
costs and unearned discount         --         --      (0.11)        --         --       (0.15)
Unallocated                        600       9.33         --        231       5.37          --
                              --------     -------    -------  --------     -=-----     -------
         Total                $  6,429     100.00%    100.00%  $  4,304     100.00%     100.00%
                              ========     =======    =======  ========     =======     =======

SECURITIES

    The Company separates its securities portfolio into securities available for sale and investment securities held to maturity. At September 30, 2000, the Company had $266.8 million, or 28.9% of total assets in securities available for sale and $2.3 million, or 0.2% of total assets, in investment securities held to maturity. These portfolios consist primarily of U.S. government securities and agency obligations, corporate debt securities, municipal securities, mortgage-backed securities, mutual funds and equity securities. Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, then they are classified as investment securities held to maturity and are carried at amortized cost. Securities that are identified as trading account assets for resale over a short period are stated at fair value with unrealized gains and losses reflected in current earnings. All other debt and equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, as a separate component of equity. At September 30, 2000, the Company did not hold any securities considered to be trading securities. As a member of the FHLB of New York, the Company is required to hold FHLB stock, which is carried at cost because the FHLB stock is not marketable and may only be resold to the FHLB of New York. A July 13, 2000 proposed regulation by the Federal Housing Finance Board ("FHFB") would permit inter-member transfers of stock, which if approved could cause the FHLB stock to be accounted for as an available for sale security requiring the Company to mark the FHLB stock to observed market value. The decision to accept the proposed regulation is expected to occur in August 2001, and member banks would have until August 2004 to implement the regulation, if it is approved.

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

                                                                At September 30,

                                       2000                         1999                        1998
                                     Carrying      Percent        Carrying      Percent       Carrying      Percent
                                      Value       of Total          Value       of Total       Value       of Total
                                      -----       --------          -----       --------       -----       --------
                                                                (Dollars in thousands)
Securities available for sale
(fair value):
    U.S. Government securities and
     agency obligations               $ 161,184        60.42%       $ 171,992       61.24%     $ 117,220        59.27%

    Obligations of states and
     political subdivisions              80,359        30.12           73,262       26.08         51,681        26.13
    Mortgage-backed securities            2,149         0.81           17,132        6.10          3,744         1.89
    Corporate debt securities            12,345         4.63            5,661        2.02         16,984         8.59
    Mutual funds and marketable
     equity securities                    1,865         0.70            5,486        1.95          4,822         2.44
    Non-marketable equity
     securities                           8,848         3.32            7,338        2.61          3,307         1.68
                                      ---------       -------       ---------      -------     ---------       -------
       Total securities available
        for sale                        266,750       100.00%         280,871      100.00%       197,758       100.00%
                                      ---------       -------       ---------      -------     ---------       -------
Investment securities held to
  Maturity (amortized cost):
    Mortgage-backed securities            1,301        56.56%           1,535       60.58%         1,980        56.85%
    Corporate and other debt
     securities                           1,000        43.44%             999       39.42%         1,503        43.15%
                                      ---------       -------       ---------      -------     ---------       -------
       Total investment
        securities held to
        maturity                          2,301       100.00%           2,534      100.00%         3,483       100.00%
                                      ---------       -------       ---------      -------     ---------       -------
Total securities portfolio           $  269,051                    $  283,405                  $ 201,241
                                     ==========                    ==========                  =========

    The following table presents information regarding the carrying value, weighted average yields and contractual maturities of the Company's debt securities available for sale and investment securities held to maturity portfolios as of September 30, 2000. Weighted average yields are based on amortized cost.

                                                          AT SEPTEMBER 30, 2000
                                ----------------------------------------------------------------------
                                                              MORE THAN ONE        MORE THAN FIVE
                                   ONE YEAR OR LESS        YEAR TO FIVE YEARS    YEARS TO TEN YEARS
                                ----------------------   ---------------------  ---------------------
                                              WEIGHTED               WEIGHTED               WEIGHTED
                                 CARRYING      AVERAGE    CARRYING    AVERAGE   CARRYING     AVERAGE
                                   VALUE        YIELD       VALUE      YIELD      VALUE       YIELD
                                ----------   ----------  ---------- ---------- ----------  ----------
                                                         (DOLLARS IN THOUSANDS)
Securities available for sale
  (fair value):
    U.S. Government securities   $ 103,972       6.37%    $ 49,952      6.62%    $ 7,259       6.84%
    Obligations of states and
      political subdivisions(1)     44,298       6.86       24,525      7.07       9,632       6.98
    Mortgage-backed securities          12       6.87          176      6.97         761       7.06
    Corporate debt securities        1,498       5.74       10,847      8.01          --        --
                                 ---------                --------               -------
        Total due..........      $ 149,780       6.50%    $ 85,500      6.93%    $17,652       6.93%
                                 =========                ========               =======
Investment securities held to
  Maturity (amortized cost):
    Mortgage-backed securities                                                       782       8.89
    Corporate debt securities                                                         --        --
                                                                                 -------
        Total due..........                                                      $   782       7.90%
                                                                                 =======

                                            AT SEPTEMBER 30, 2000
                                ---------------------------------------------
                                       MORE THAN
                                       TEN YEARS                 TOTAL
                                ----------------------  ---------------------
                                             WEIGHTED               WEIGHTED
                                 CARRYING     AVERAGE    CARRYING    AVERAGE
                                   VALUE       YIELD       VALUE      YIELD
                                ----------  ----------  ---------- ----------
                                            (DOLLARS IN THOUSANDS)
Securities available for sale
  (fair value):
    U.S. Government securities       $  --         --%    $161,183      6.47%
    Obligations of states and
      political subdivisions(1)      1,905       6.83       80,360      6.94
    Mortgage-backed securities       1,199       7.47        2,149      7.28
    Corporate debt securities           --        --       12,345       7.73
                                     -----                --------
        Total due..........         $3,105       7.08%    $256,037      6.68%
                                    ======                ========
Investment securities held to
  Maturity (amortized cost):
    Mortgage-backed securities         519       7.62        1,301      8.38
    Corporate debt securities        1,000       7.13        1,000      7.13
                                   -------                --------
        Total due..........        $ 1,519       7.62%    $  2,301      7.84%
                                   =======                ========

----------

(1) Weighted average yields are presented on a tax equivalent basis, using an assumed tax rate of 35%.

    The following is a more detailed discussion of the Company's securities available for sale and investment securities held to maturity portfolios.

    U.S. Government Securities and Agency Obligations. The Company invests in U.S. Treasury securities, and also debt securities and mortgage-backed securities issued by government agencies and government sponsored agencies such as Fannie Mae, the FHLBs, Ginnie Mae and Freddie Mac. At September 30, 2000, the Company held, as available for sale, $161.2 million of non-government guaranteed bonds issued by the FHLBs, Freddie Mac and Fannie Mae, of which $103.9 million are discount notes. These securities had an average yield of 6.47% and of these securities which were rated, all had ratings of "AAA." The Company's investment policy does not limit the amount of U.S. government and agency obligations that can be held.

    Corporate Debt Securities. The Company's corporate debt securities portfolio at September 30, 2000 totaled $13.3 million, and consisted of general corporate obligations, public utility and telephone bonds, and an asset-backed security. All of the Company's corporate debt securities were rated "BBB" or higher, and $12.3 million and $1.0 million were classified as available for sale and held to maturity, respectively. The Company's investment policy limits the amount of corporate debt securities to 25% of the Company's total securities portfolio or approximately $67.3 million at September 30, 2000.

    Municipal Securities. At September 30, 2000, $72.1 million of the Company's securities consisted of tax-exempt municipal bonds and notes, all of which were classified as available for sale. Of that $72.1 million, $43.4 million were invested in general obligations of jurisdictions in the State of New York, of which $37.9 million represented relationship investments in 54 separate municipalities, including counties, cities, school districts, towns, villages and fire districts. In addition, the Company held $28.7 million in bonds of various municipalities throughout the United States. The Company also held $8.3 million in taxable municipal securities in bonds of municipalities within New York State. The Company's municipal securities have a weighted average maturity of 14 months and a taxable equivalent yield of 6.94% at September 30, 2000. Interest earned on municipal bonds is exempt from federal and, in some cases a portion is excludable from state income taxes. The Company's investment policy limits the amount of municipal securities to 15% of the Company's total assets or approximately $138.3 million at September 30, 2000.

    Mutual Funds and Equity Securities. At September 30, 2000, the Company's mutual funds and equity securities portfolio totaled $10.7 million, all of which was classified as available for sale. The single largest investment in one issuer was $8.8 million of FHLB of New York stock, which the Company is required to hold as a member institution. At September 30, 2000, the Company also had a $1.1 million investment in equity securities, primarily of financial institutions that trade on the major stock exchanges, and $769,000 in Federated mutual funds, which invest primarily in the common stock of nationally recognized corporations. The Company's investment policy limits the Company's investments in common stock (other than FHLB stock), preferred stock and mutual funds to 3% of the Company's total assets, or $27.7 million at September 30, 2000. The investment policy presently limits the Company's investment in the equity securities of any single issuer (other than the FHLB of New York) to 1% of the Company's total assets or approximately $9.2 million and limits an investment in any stock mutual fund to .75% of total assets ($6.9 million at September 30, 2000).

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

    At September 30, 2000, the Company's deposits totaled $556.0 million or 80.3% of interest bearing liabilities. At September 30, 2000, the balance of core deposits, which is defined to include NOW accounts, money market accounts, savings accounts and non-interest bearing checking accounts, totaled $337.7 million, or 60.7% of total deposits. At September 30, 2000, the Company had a total of $218.3 million in time deposit accounts, or 39.3% of total deposits, and $166.6 million had maturities of one year or less.

    The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The Company's deposits are obtained primarily from the six counties in which the Company's branches are located. The Company relies primarily on the competitive pricing of its deposit products and customer service and long-standing relationships to attract and retain these deposits, although market interest rates and rates offered by competing financial institutions affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including local radio and print media, and does not solicit deposits from outside its market area. In fiscal 2000, the Company generated $3.2 million of municipal deposits through its recently established commercial bank. The Company expects the Commercial Bank to continue providing an alternative source of funding through the generation of municipal deposits. In addition, the Company does not currently use brokers to obtain deposits, and at September 30, 2000, the Company had no brokered deposits. However, the Company may from time-to-time consider these funding opportunities.

    At September 30, 2000, the Company had outstanding $218.3 million in time deposit accounts, maturing as follows:

                                                                                         WEIGHTED
                                            MATURITY PERIOD                 AMOUNT     AVERAGE RATE
                                ------------------------------------      ---------  ---------------
                                                                          (DOLLARS IN THOUSANDS)
                                TIME DEPOSITS LESS THAN $100,000:
                                     Three months or less............     $  37,334        4.82%
                                     Over three months through six           44,245        5.09
                                     Over six months through 12 months       62,726        5.61
                                     Over 12 months..................        43,940        5.63
                                                                          ---------
                                          Total......................     $ 188,245        5.34%
                                                                          =========
                                TIME DEPOSITS MORE THAN $100,000:
                                     Three months or less............     $   7,208        4.68%
                                     Over three months through six            6,271        4.78
                                     Over six months through 12 months        8,840        5.63
                                     Over 12 months..................         7,715        5.78
                                                                          ---------
                                          Total......................     $  30,034        5.26%
                                                                          =========

    Borrowings. The principal source of the Company's borrowing is through FHLB advances and repurchase agreements. The FHLB system functions in a reserve credit capacity for member savings associations and certain other home financing institutions. Members of a FHLB are required to own stock in the FHLB, and, at September 30, 2000, the Company owned approximately $8.8 million of FHLB stock. The Company uses FHLB advances as an alternative funding source to fund its lending activities when it determines that it can profitably invest the borrowed funds over their term. As of September 30, 2000, the Company had outstanding FHLB advances of approximately $73.0 million. Such borrowings had a weighted average interest rate of 6.16% and a weighted average term of 3.6 years.

    At September 30, 2000, the Company also had $105.8 million of borrowed funds in the form of securities sold under agreements to repurchase, of which $102.4 million was entered into with the FHLB. All securities repurchase agreements at September 30, 2000 mature within ninety days, and had a weighted average rate of 6.42%. In prior years, the Company entered into these agreements generally as an accommodation to its business customers, however in fiscal 2000, these agreements were entered into with the FHLB as a more significant short-term funding source.

TRUST SERVICES

    The Trust Department of the Company offers a full range of services, including living trusts, executor services, testamentary trusts, employee benefit plan management, custody services and investment management, primarily to corporations, unions and other institutions. The Trust Department has retained the services of two independent financial services firms to provide investment advice and to ratify the decisions of the Trust Department. Operation of the Trust Department is overseen by a Trust Committee that consists of two trust officers and four members of the Company's Board of Directors who rotate on a semi-annual basis. The Trust Department markets its services through its trust officers who call on the Company's existing customers, the Company's CSSRs and branch managers who cross-sell the Trust Department's services, and free seminars open to the public. As of September 30, 2000, the Trust Department managed over $373.5 million of assets, which includes $132.5 million over which the Trust Department has discretionary investment authority. The Trust Department's fee income, which totaled $704,000 for the year ended September 30, 2000, supplements the Company's rate-sensitive interest income.

SAVINGS BANK LIFE INSURANCE

    As of January 2000, the Savings Bank Life Insurance Department ("SBLI"), became part of a new corporation, SBLI U.S.A. Life Insurance Company. The Company will continue to offer a wide variety of low-cost insurance policies, including whole life, single premium life, senior life and children's term, to its customers who live or work in the State of New York. Management believes that offering SBLI is beneficial to the Company's relationship with its customers. The Company receives commission income from the sale and the renewal of life insurance policies.

SUBSIDIARY ACTIVITIES

    The  following  are   descriptions   of  the  Savings  Bank's  wholly  owned
subsidiaries, which are indirectly owned by Troy Financial.

    The Family Investment Services Co., Inc. The Family Investment Services Co. ("FISC"), which was incorporated in May 1989, is the Savings Bank's wholly owed full-service brokerage firm, offering a complete range of investment products, including mutual funds and debt, equity and government securities, on a fee-per-transaction basis. FISC's goal is to market its products and services to the Company's existing customers who seek alternatives to traditional financial institution savings products. As a complement to the Company's municipal investment activities, FISC intends to begin underwriting general obligation securities of state and political subdivisions. FISC has two full time employees who interface with the Company's branches to facilitate referrals from the CSSRs and branch managers, as well as one officer who assists customers with investment decisions and trading. As of September 30, 2000, FISC managed approximately $70.0 million of customer assets. FISC is a member of the National Association of Securities Dealers and is insured by the Securities Insurance Protection Corporation.

    Family Mortgage Banking Co., Inc. FMB, which was incorporated in April 1987, is the Savings Bank's wholly owned mortgage banking subsidiary. The Company originates the majority of its residential real estate and residential construction loans through applications received from commissioned employees of FMB.

    Other Subsidiaries. The Savings Bank has eleven other wholly owned subsidiaries: The Family Advertising Co. is an advertising agency; T.S. Capital is licensed by the Small Business Administration as a Small Business Investment Corporation in order to offer small business loans and make equity investments in small businesses; The Family Insurance Agency, Inc. is an insurance agency that offers a full range of life and health insurance products, as well as taxed-deferred annuities; and T.S. Real Property Inc., Troy SB Real Estate Co., 32 Second Street Inc., Camel Hill Corporation, 507 Heights Corp. and Realty Umbrella, Ltd. are all related to the management of, or investment in, the Company's foreclosed or purchased real estate. Troy Realty Funding Corp. is a real estate investment trust formed in 1999. The Savings Bank funded Troy Realty Funding Corp. with approximately $197 million in commercial real estate mortgages. The interest income earned on those assets is passed through to the Savings Bank in the form of dividends. In fiscal 2000, the Savings Bank formed T.S.B. Real Property, Inc. to acquire a 50% non-controlling interest in a limited liability company ("LLC") that will own and develop office buildings for sale or lease within the Company's market area. The Savings Bank funded T.S.B. Real Property, Inc. with $2.0 million of cash. The carrying amount of T.S.B. Real Property's 50% interest in the LLC at September 30, 2000 was approximately $1.65 million.

COMPETITION

    The Company faces significant competition for both deposits and loans. The deregulation of the financial services industry and the commoditization of savings and lending products has led to increased competition among banks and other financial institutions for a significant portion of the deposit and lending activity that had traditionally been the arena of savings banks and savings and loan associations. The Company competes for deposits with other savings banks, savings and loan associations, commercial banks, credit unions, money market and other mutual funds, insurance companies, brokerage firms and other financial institutions, many of which are substantially larger in size and have greater financial resources than the Company.

    The Company's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banks, credit unions, finance companies and other institutional lenders, many of whom maintain offices in the Company's market area. The Company's principal strategy to address this competition includes providing competitive loan and deposit pricing, personalized customer service, access to senior management of the Company and continuity of banking relationships.

    Although the Company is subject to competition from other financial institutions, some of which have much greater financial and marketing resources, the Company believes it benefits by its position as a community oriented financial services provider with a long history of serving its market area. Management believes that the variety, depth and stability of the communities that the Company services support the service and lending activities conducted by the Company.

REGULATION

    Troy Financial, as a bank holding company, is subject to regulation, supervision, and examination by the Federal Reserve Board. The Savings Bank, as a New York-chartered savings bank, and the Commercial Bank, as a New York-chartered bank, are subject to regulation, supervision, and examination by the FDIC as their primary federal regulator and by the Superintendent of the NYSBD as their state regulator.

BANK HOLDING COMPANY REGULATION

    Troy Financial is a bank holding company subject to the regulation, supervision, and examination of the Federal Reserve under the Bank Holding Company Act. Troy Financial is required to file periodic reports and other information with the Federal Reserve, and the Federal Reserve may conduct examinations of Troy Financial and the subsidiary banks.

    Troy Financial is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies to maintain a ratio of tier 1 capital to total assets of 4.0% to 5.0%. There is a minimum ratio of 3.0% established for the most highly rated bank holding companies. The Federal Reserve's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. As of September 30, 2000, Troy Financial's ratio of tier 1 capital to total assets was 19.88%, its ratio of tier 1 capital to risk-weighted assets was 25.01%, and its ratio of qualifying total capital to risk-weighted assets was 26.28%.

    Troy Financial's ability to pay dividends to its shareholders and expand its line of business through the acquisition of new banking or non-banking subsidiaries can be restricted if its capital falls below levels established by the Federal Reserve's guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.

    The Federal Reserve is empowered to initiate cease and desist proceedings and other supervisory actions for violations of the Bank Holding Company Act, or the Federal Reserve's regulations, orders or notices issued thereunder. Under Federal Reserve regulations, bank holding companies which do not meet minimum capital adequacy guidelines are considered to be undercapitalized and are required to submit an acceptable plan for achieving capital adequacy.

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

    Bank holding companies like Troy Financial are currently prohibited from engaging in activities other than banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve regulations contain a list of permissible non-banking activities that are closely related to banking or managing or controlling banks. These activities include lending activities, certain data processing activities, securities brokerage and investment advisory services, trust activities and leasing activities. A bank holding company must file an application or notice with the Federal Reserve prior to acquiring more than 5% of the voting shares of a company engaged in such activities.

    On November 12, 1999, President Clinton signed legislation to reform the U.S. banking laws, including the Bank Holding Company Act. The changes made to the Bank Holding Company Act by this legislation, referred to as the
Gramm-Leach-Bliley Act, became effective on March 11, 2000, and expand the permissible activities of bank holding companies under certain circumstances. Bank holding companies that meet certain conditions are now permitted to engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions  or the financial  system  generally.  The  legislation  identifies certain activities that are deemed to be financial in nature, including non-banking activities currently permissible for bank holding companies to engage in both within and outside the United States, as well as insurance and securities underwriting and merchant banking activities. The Federal Reserve is authorized under the legislation to identify additional activities that are permissible financial activities, but only after consultation with the Department of the Treasury. No prior notice to the Federal Reserve would be required to acquire a company engaging in these activities or to commence these activities directly or indirectly through a subsidiary.

    In order to take advantage of this new authority, a bank holding company must elect to be treated as a financial holding company and its depository institution subsidiaries must be well capitalized and well managed and have at least a satisfactory record of performance under the Community Reinvestment Act. Troy Financial has not elected to be treated as a financial holding company since it has no current plans to use the new authority to engage in expanded activities.

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

BANK REGULATION

    The Savings Bank and the Commercial Bank (together the "Banks") are New York-chartered institutions, and their deposit accounts are insured up to applicable limits by the FDIC under the Bank Insurance Fund ("BIF"). The Banks are subject to extensive regulation by the NYSBD as their chartering agency, and by the FDIC as the deposit insurer. The Banks must file reports with the NYSBD and the FDIC concerning their activities and financial condition, and they must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The NYSBD and the FDIC conduct periodic examinations to assess the Banks' compliance with various regulatory requirements. This regulation and supervision is intended primarily for the protection of the deposit insurance funds and depositors. The regulatory authorities have extensive discretion in connection with the exercise of their supervisory and enforcement activities, including the setting of policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

    The Banks derive their lending, investment and other powers primarily from the applicable provisions of the New York Banking Law and the regulations adopted thereunder. Under these laws and regulations, the Savings Bank may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. It also may exercise trust powers upon approval of the NYSBD. The Commercial Bank currently limits its activities to accepting municipal deposits, originating and acquiring commercial loans, and acquiring municipal and other investment securities and loan participations.

    Under the New York Banking Law, the Banks are not permitted to declare, credit or pay any dividends if capital stock is impaired or would be impaired as a result of the dividend. In addition, the New York Banking Law provides that the Banks cannot declare and pay dividends in any calendar year in excess of their "net profits" for such year combined with their "retained net profits" of the two preceding years, less any required transfer to surplus or a fund for the retirement of preferred stock, without prior regulatory approval.

    The Banks are subject to minimum capital requirements imposed by the FDIC that are substantially similar to the capital requirements imposed on Troy Financial. The FDIC regulations require that the Banks maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, the Banks must maintain a ratio of tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on the Banks' CAMELS rating. As a recently chartered bank, the Commercial Bank must maintain a leverage ratio of at least 8% during its first three years of operations. As of September 30, 2000, the Savings Bank's ratio of total capital to risk-weighted assets was 14.16%, its ratio of tier 1 capital to risk-weighted assets was 19.12%, and its ratio of tier 1 capital to average total assets was 20.38%. As of September 30, 2000, the Commercial Bank's ratio of total capital to risk-weighted assets was 97.82%, its ratio of tier 1 capital to risk-weighted assets was 97.82%, and its ratio of tier 1 capital to average total assets was 150.88%. Capital requirements higher than the generally applicable minimum requirements may be established for a particular bank if the FDIC determines that a bank's capital is, or may become, inadequate in view of its particular circumstances. Failure to meet capital guidelines could subject a bank to a variety of enforcement actions, including actions under the FDIC's prompt corrective action regulations.

    State banks are limited in their investments and activities engaged in as principal to those permissible under applicable state law and that are permissible for national banks and their subsidiaries, unless such investments and activities are specifically permitted by the Federal Deposit Insurance Act or the FDIC determines that such activity or investment would pose no significant risk to the BIF. The FDIC has by regulation determined that certain real estate investment and securities underwriting activities do not present a significant risk to the BIF provided they are conducted in accordance with the regulations. Provisions of the Gramm-Leach-Bliley Act which became effective on March 11, 2000, expanded the permissible activities of national banks to include the activities noted above that are permissible for bank holding companies, other than insurance underwriting, merchant banking and real estate development or investment activities.

    The FDIC, as well as the NYSBD, has extensive enforcement authority over insured savings and commercial banks, including the Banks. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

    The Banks are subject to quarterly payments on semiannual insurance premium assessments for its FDIC deposit insurance. The FDIC implements a risk-based deposit insurance assessment system. Deposit insurance assessment rates currently are within a range of $0.00 to $0.27 per $100 of insured deposits, depending on the assessment risk classification assigned to each institution. Under current FDIC assessment guidelines, the Banks expect that they will not incur any FDIC deposit insurance assessments during the next fiscal year, although the current system for assigning assessment risk classifications to insured depository institutions is being reviewed by the FDIC and the deposit insurance assessments are subject to change. The Banks are subject to separate assessments to repay bonds ("FICO bonds") issued in the late 1980's to recapitalize the former Federal Savings and Loan Insurance Corporation. The annual rate of assessments for the payments on the FICO bonds for the quarter beginning on October 1, 2000 is 2.02 basis points for BIF-assessable deposits.

    Transactions between the Banks and any of their affiliates (including Troy Financial) are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of a bank for purposes of Sections 23A and 23B unless it engages in activities not permissible for a national bank to engage in directly. Generally, Sections 23A and 23B (i) limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of or investment in securities issued by the affiliate, purchase of assets, issuance of guarantees and other similar types of transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies. The Banks are also restricted in the loans they may make to their executive officers, directors, any owner of 10% or more of their stock and to certain entities affiliated with any such person.

    The Banks are subject to certain FDIC standards designed to maintain the safety and soundness of individual banks and the banking system. The FDIC has prescribed safety and soundness guidelines relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth and quality;
(vi) earnings; and (vii) compensation and benefit standards for officers, directors, employees and principal stockholders. A state nonmember bank not meeting one or more of the safety and soundness guidelines may be required to file a compliance plan with the FDIC.

    Under the FDIC's prompt corrective action regulations, insured institutions will be considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specified capital level for any capital measure), (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth),
(iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, or a Tier 1 risk-based ratio of less than 4% and a leverage ratio that is less than 4% (3% if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3%, and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. Under certain circumstances, the FDIC can reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 2000, each Bank was classified as a "well capitalized" institution.
    An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency, which would be the FDIC for the Banks. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with
the approval                           24
of the FDIC. In addition, the FDIC may take any other action that it determines will better carry out the purpose of prompt corrective action initiatives.

     The Banks are not permitted to pay dividends if, as the result of the payment, they would become undercapitalized, as defined in the prompt corrective action regulations of the FDIC. In addition, if the Banks become
"undercapitalized" under these regulations, payment of dividends would be prohibited without the prior approval of the FDIC. Either Bank also could be subject to these dividend restrictions if the FDIC determines that the Bank is in an unsafe or unsound condition or engaging in an unsafe or unsound practice.

     Under Federal Reserve regulations, the Banks are required to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations require that reserves of 3% must be maintained against aggregate transaction accounts of $44.3 million or less (subject to adjustment by the Federal Reserve). Reserves of 10% (subject to adjustment by the Federal Reserve between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of $44.3 million. The first $5 million of otherwise reservable balances (subject to adjustment by the Federal Reserve) are exempted from the reserve requirements. The Banks are in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Banks' interest-earning assets.

     The Savings Bank is a member of the FHLB System. The FHLB System consists of 12 regional Federal Home Loan Banks and provides a central credit facility primarily for member institutions. The Savings Bank, as a member of FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB of New York in an amount equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, 5% of its FHLB of New York advances outstanding, or one per cent of thirty per cent of total assets. At September 30, 2000, the Savings Bank owned $8.8 million of FHLB of New York common stock.

    Advances from the FHLB of New York are secured by a member's shares of stock in the FHLB of New York and certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity and cost of funds to the FHLB of New York. As of September 30, 2000, the Savings Bank had $73.0 million of outstanding advances from the FHLB of New York.

EMPLOYEES

    At September 30, 2000, the Company had 217 full-time employees and 32 part-time employees. The Company's employees are not represented by any collective bargaining group.

ITEM 2. PROPERTIES

    As of September 30, 2000, the Company conducted its business through 14 full-service banking offices. The following table sets forth certain information on the Company's offices as of September 30, 2000.

                                                                    NET BOOK VALUE
                                             ORIGINAL               OF PROPERTY OR
                                               YEAR      DATE OF       LEASEHOLD
                                 LEASED OR  LEASED OR    LEASE     IMPROVEMENTS AT
         LOCATION                  OWNED    ACQUIRED  EXPIRATION SEPTEMBER 30, 2000
--------------------------       ---------  --------- ----------  -----------------
HEADQUARTERS:
  Troy Office.............       Owned         1871          N/A       $3,897,163
  32 Second Street
  Troy, NY 12180
OPERATIONS CENTER               Leased         1993      8/31/03          557,192
  433 River St.
  Troy, NY 12180
BRANCH OFFICES:
  Hudson Valley Plaza Office    Leased         1983     12/31/05           18,963
  75 Vandenburgh Avenue
  Troy, NY 12180
  East Greenbush Office          Owned         1969          N/A          100,959
  615 Columbia Pike
  East Greenbush, NY 12061
  Albany Office.............     Owned         1995          N/A        1,304,178
  120 State Street
  Albany, NY 12207
  Watervliet Office.........    Leased         1983       3/1/03            2,075
  1601 Broadway
  Watervliet, NY 12189
  Latham Office.............    Leased         1989      6/30/04          370,321
  545 Troy-Schenectady Rd
  Latham, NY 12110
  Colonie Office............    Leased         1994      3/31/07           26,381
  103 Wolf Road
  Colonie, NY 12205
  Guiderland Office.........    Leased         1997       6/9/07          292,022
  1704 Western Avenue
  Guiderland, NY 12203
  Schenectady Office........     Owned         1987          N/A          221,470
  1626 Union Street
  Schenectady, NY 12309
  Clifton Park/Halfmoon Office   Owned         1999          N/A          702,791
  86 Main  Avenue
  Wynantskill, NY 12198
  Wynantskill Office........     Owned         1999          N/A          834,301
  9 Clifton Country Road
  Clifton Park, NY 12065
  Quaker Road Office........     Owned         1995          N/A        1,184,395
  44 Quaker Road
  Queensbury, NY 12804
  Queensbury Office.........    Leased         1979      9/30/04          117,555
  739 Upper Glen Street
  Queensbury, NY 12804
  Whitehall Office..........     Owned         1971          N/A          217,100
  184 Broadway
  Whitehall, NY 12887

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Troy Financial or any of its subsidiaries is a party or of which their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The common stock of Troy Financial Corporation ("Common Stock") is quoted on the Nasdaq Stock Market National Market Tier under the symbol "TRYF". Because Troy Financial first issued stock on March 31, 1999, closing sale prices are available for the last two quarters of fiscal 1999 only. The following table sets forth the market prices for the Common Stock for the periods indicated.

                                    HIGH           LOW         DIVIDEND
                                    ----           ---         --------
             1999
         3rd quarter           $  10.625      $  10.000        $    --
         4th quarter           $  11.250      $  10.688        $    --

             2000
         1st quarter           $  11.500      $   9.938        $  0.05
         2nd quarter           $  10.250      $   8.688        $  0.05
         3rd quarter           $  10.625      $   9.188        $  0.06
         4th quarter           $  11.938      $   9.625        $  0.07

    No dividends were paid in fiscal 1999. The closing price of the Common Stock on September 30, 2000 was $11.750. The approximate number of holders of record of the Company's Common Stock on September 30, 2000 was 4,139.

ITEM 6. SELECTED FINANCIAL DATA

    The following summary financial and other information about the Company is derived from the Company's audited consolidated financial statements for each of the five fiscal years ended September 30, 2000, 1999, 1998, 1997 and 1996.

                                                                             AT SEPTEMBER 30,
                                                     --------------------------------------------------------------
                                                         2000           1999       1998          1997        1996
                                                     ------------  ------------ -----------   ----------  ---------
                                                                              (IN THOUSANDS)
               SELECTED FINANCIAL DATA:
                    Total assets.................    $ 922,028     $ 915,096     $ 716,649    $ 662,448   $ 657,524
                    Loans receivable, net........      586,846       556,142       457,321      468,160     451,822
                    Securities available for sale
                      (fair value)...............      266,750       280,871       197,758      117,552     148,917
                    Investment securities held to
                      (amortized cost)...........        2,301         2,534         3,483        4,000       4,515
                    Deposits.....................      555,972       563,373       578,202      572,397     564,606
                    Borrowings...................      178,808       148,933        47,464        4,728       9,899
                    Shareholders' equity.........      167,278       180,439        71,029       71,542      67,408

                                                                             YEAR ENDED SEPTEMBER 30,
                                                         ---------------------------------------------------------
                                                             2000        1999      1998        1997           1996
                                                         ---------------------------------- ----------     -------
                                                                                 (IN THOUSANDS)
             SELECTED OPERATING DATA:
             Interest and dividend income......          $  57,506  $  51,802  $  48,030    $      48,287  $    46,862
                  Interest expense.............             24,358     23,782     24,193           23,351       23,017
                                                         ---------  ---------  ---------    -------------  -----------
                    Net interest income........             33,148     28,020     23,837           24,936       23,845
                  Provision for loan losses....              2,563      3,250      4,050            3,900          928
                                                         ---------  ---------  ---------    -------------  -----------
                    Net interest income after
                     provision for loan losses.             30,585     24,770     19,787           21,036       22,917
                                                         ---------  ---------  ---------    -------------  -----------
                    Non-interest income:
                    Service charges on deposits              1,076        892        858              822          802
                    Loan servicing fees........                504        523        432              460          443
                    Trust service fees.........                704        665        459              362          293
                    Net (losses) gains from
                      securities transactions..               (283)        17          8                4            1
                    Net (losses) gains from
                      mortgage loan sales......                (45)       245         76               14          (14)
                    Other income...............              1,723        705        719            1,075        1,340
                                                         ---------  ---------  ---------    -------------  -----------
                       Total non-interest income             3,679      3,047      2,552            2,737        2,865
                                                         ---------  ---------  ---------    -------------  -----------
                  Non-interest expenses:
                    Compensation and employee
                      benefits.................             12,587     10,839     10,218            9,573        9,009
                    Occupancy..................              1,972      2,094      2,101            2,089        1,956
                    Furniture, fixtures, and
                      equipment................                802        728      1,080              901          961
                    Computer charges...........              1,647      1,508      1,424            1,322        1,248
                    Professional, legal, and other
                      fees.....................              1,471      1,362        924              726          658
                    Printing, postage and
                      telephone................                904        707        614              559          543
                    Other real estate owned                   (241)       781      1,087              380          499
                    Contributions .............                205      4,706      4,759              102          479
                    Other expenses.............              2,853      3,100      2,884            2,887        2,845
                                                         ---------  ---------  ---------    -------------  -----------
                       Total non-interest expenses          22,200     25,825     25,091           18,539       18,198
                                                         ---------  ---------  ---------    -------------  -----------
                    Income (loss) before income tax
                     expense (benefit).........             12,064      1,992     (2,752)           5,234        7,584
                  Income tax expense (benefit).              3,454        (85)    (1,874)           1,576        2,506
                                                         --------- ----------  ---------    -------------  -----------
                  Net income (loss)............          $   8,610  $   2,077  $    (878)   $       3,658  $     5,078
                                                         =========  =========  =========    =============  ===========

                                                   (continued on following page)

                                                               AT OR FOR THE YEARS ENDED SEPTEMBER 30,
                                                     ---------------------------------------------------------
                                                         2000        1999         1998        1997      1996
                                                     ----------- -----------  ----------- ----------- --------
                  SELECTED FINANCIAL RATIOS AND
                    OTHER DATA
                  PERFORMANCE RATIOS:
                    Return  on average assets....       1.02%       0.57%(1)     0.27%(2)      0.55%       0.79%
                    Return  on average equity....       5.02        3.43(1)      2.49(2)       5.22        7.84
                    Average equity to average total
                      assets.....................      20.37       16.60        10.80         10.57       10.05
                   Equity to total assets (period end) 18.14       19.72         9.91         10.80       10.25
                    Average interest earning assets to
                      average interest bearing
                      liabilities................     130.31      122.89       113.96        112.29      110.80
                    Net interest rate spread(3)..       3.46        3.17         3.32          3.50        3.49
                    Net interest rate margin(4)..       4.39        3.89         3.84          3.96        3.90
                    Efficiency ratio(5)..........      57.83       64.92(1)     71.22(2)      65.48       66.27
                    Operating expenses to average
                      asserts ratio..............       2.66        2.64(1)      2.88(2)       2.74        2.75
                  ASSET QUALITY RATIOS:
                    Non-performing loans to total
                      loans......................       0.94        1.39         2.50          1.84        2.74
                    Non-performing assets to total
                      assets.....................       0.75        1.06         1.89          1.72        2.28
                    Allowance for loan losses to
                      total loans................       1.99        1.90         1.77          1.35        0.94
                    Allowance for loan losses to
                      non-performing loans.......     210.35      136.55        70.91         73.77       34.49
                  REGULATORY CAPITAL RATIOS
                  (CONSOLIDATED):
                    Leverage capital.............      19.88       21.21         9.89         10.64       10.20
                    Tier I risk-based capital....      25.01       28.71        14.02         15.01       14.48
                    Total risk-based capital.....      26.28       29.96        15.27         16.37       15.41
                  OTHER DATA:
                    Full-service banking offices.         14          14           14            13          13
                    Number of deposit accounts...     64,614      68,117       70,057        70,185      71,458

--------------------------------------------------------------------------------

(1) Excludes effect of the $4.1 million stock contribution to The Troy Savings Bank Community Foundation.

(2) Excludes effect of the $4.5 million cash contribution to The Troy Savings Bank Charitable Foundation.

(3) Net interest rate spread represents the difference between the tax effected yield on average interest earning assets and the rate on average interest bearing liabilities.

(4) Net interest rate margin represents the tax effected net interest income as a percentage of average interest earning assets.

(5) The efficiency ratio represents non-interest expenses less other real estate owned expense, divided by the sum of net interest income on a tax effected basis and non-interest income, excluding gains and losses on securities.

SELECTED QUARTERLY DATA
Three Months Ended                            Sep 30,   Jun 30,    Mar 31,   Dec 31,   Sep 30,    Jun 30,   Mar 31,   Dec 31,
(In thousands, except per share data )         2000      2000       2000      1999       1999      1999      1999       1998
--------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                  $ 14,742  $ 14,380   $ 14,340  $ 14,044   $ 13,994  $ 13,346  $ 12,295   $ 12,167
Interest expense                                 6,228     5,965      6,256     5,909      5,894     5,580     6,108      6,200
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                              8,514     8,415      8,084     8,135      8,100     7,766     6,187      5,967
--------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                          756       469        538       800        813       812       812        813
Total non-interest income                        1,059       794        875     1,151        798       780       846        623
Total non-interest expense                       5,477     5,436      5,400     5,887      5,666     4,900    10,418      4,841
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax
  expense (benefit)                              3,340     3,304      2,821     2,599      2,419     2,834   (4,197)        936
Income tax expense (benefit)                       978     1,005        752       719        656       874   (1,848)        233
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                              $ 2,362   $ 2,299    $ 2,069   $ 1,880    $ 1,763   $ 1,960  $ (2,349)    $  703
--------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                (1)    $  0.25   $  0.23    $  0.21   $  0.18     $ 0.16    $ 0.16        --         --
Diluted earnings per share              (1)       0.25      0.23       0.21      0.18       0.16      0.16        --         --
Cash dividends per share                          0.07      0.06       0.05      0.05         --        --        --         --
--------------------------------------------------------------------------------------------------------------------------------

(1) Earnings per share data only applies to periods since the Company's initial public offering on March 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference from Troy Financial's 2000 Annual Report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The  required   information  is  incorporated  herein  by  reference  from  Troy
Financial's 2000 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  required   information  is  incorporated  herein  by  reference  from  Troy
Financial's Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required is incorporated herein by reference from Troy Financial's definitive Proxy Statement for its annual meeting of shareholders to be held on February 8, 2001 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days of Troy Financial's 2000 fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

The information required is incorporated herein by reference from the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required is incorporated herein by reference from the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated herein by reference from the Proxy Statement.
                                     PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1)The following consolidated financial statements are incorporated by reference from Item 8 hereof:

         Consolidated Statements of Condition -- September 30, 2000 and 1999.

         Consolidated Statements of Income -- Years Ended September 30, 2000, 1999, and 1998.

         Consolidated Statements of Changes in Shareholders' Equity -- Years Ended September 30, 2000, 1999 and 1998.

         Consolidated Statements of Cash Flows -- Years Ended September 30, 2000, 1999 and 1998.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.

   (a)(2) There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

   (a)(3) See (c) below for all exhibits filed herewith and the Exhibit Index.

   (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the last quarter of the period covered by this report.

   (c) Exhibits. The following exhibits are either filed as part of this annual report on Form 10-K, or are incorporated herein by reference:

                                 EXHIBIT NO.         DESCRIPTION
                                 -----------         -----------
                                 3.1 Certificate of Incorporation of Troy Financial Corporation ("Troy
                                            Financial") (filed as Exhibit 3.1 to
                                            Troy     Financial's     Form    S-1
                                            Registration Statement (SEC File No.
                                            333-68813) filed with the Securities
                                            and Exchange  Commission (the "SEC")
                                            on    December    11,    1998    and
                                            incorporated herein by reference).
                                 3.2        Bylaws,   as   amended,    of   Troy
                                            Financial.
                                 4.1 Certificate of Incorporation, of Troy Financial (see Item 3.1 above).
                                 4.2 Bylaws, as amended, of Troy Financial (see Item 3.2 above).
                                 4.3 Specimen certificate evidencing shares of common stock of Troy Financial (filed as Exhibit 4.3 to Troy Financial's Form S-1 Registration Statement (SEC File No. 333-68813) filed with the SEC on December 11, 1998 and incorporated herein by reference).
                                 10.1 Troy Financial Corporation Long-Term Equity Compensation Plan (filed as
                                            Exhibit  10.1  to  Troy  Financial's
                                            Annual  Report  on Form 10-K for the
                                            fiscal year ended September 30, 1999
                                            and    incorporated     herein    by
                                            reference).
                                 10.2 Forms of Employment Agreements, by and among The Troy Savings Bank, Troy Financial and the following executives: Daniel J. Hogarty, Jr., Michael C. Mahar and Kevin M. O'Bryan (filed as Exhibit 10.1 to Pre-Effective Amendment No. 2 to Troy Financial's Form S-1 Registration Statement (SEC File No. 333-68813) filed with the SEC on February 11, 1999 and incorporated herein by reference).
                                 10.3 Form of Employment Protection Agreements with The Troy Savings Bank and Troy Financial (filed as
                                            Exhibit   10.2   to    Pre-Effective
                                            Amendment No. 2 to Troy  Financial's
                                            Form S-1 Registration Statement (SEC
                                            File No.  333-68813)  filed with the
                                            SEC  on   February   11,   1999  and
                                            incorporated herein by reference).

                                 10.4       Form  of  The  Troy   Savings   Bank
                                            Employee Change of Control Severance
                                            Plan  (filed  as  Exhibit   10.3  to
                                            Pre-Effective  Amendment  No.  2  to
                                            Troy     Financial's     Form    S-1
                                            Registration Statement (SEC File No.
                                            333-68813)  filed  with  the  SEC on
                                            February  11, 1999 and  incorporated
                                            herein by reference).
                                 10.5       Form  of  The  Troy   Savings   Bank
                                            Supplemental Retirement and Benefits
                                            Restoration  Plan  (filed as Exhibit
                                            10.1 to Pre-Effective  Amendment No.
                                            2  to  Troy   Financial's  Form  S-1
                                            Registration Statement (SEC File No.
                                            333-68813)  filed  with  the  SEC on
                                            February  11, 1999 and  incorporated
                                            herein by reference).
                                 13         Portions of Troy Financial's  Annual
                                            Report 2000.
                                 21         Subsidiaries of Troy Financial.
                                 23         Consent of KPMG LLP.
                                 27         Financial Data Schedule.

(d) There are no other financial statements and financial statement schedules which were excluded form the Annual Report which are required to be included herein.
------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Troy Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TROY FINANCIAL CORPORATION
                        (Registrant)



December 28, 2000

                                            /s/ Daniel J. Hogarty, Jr.
                                            --------------------------
                                            Daniel J. Hogarty, Jr.
                                            Chairman, President and Chief
                                           Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                            /s/ Daniel J. Hogarty, Jr.
                                            --------------------------
                                            Daniel J. Hogarty, Jr.
                                            President, Chief Executive Officer
                                            and Chairman (Principal Executive
                                            Officer)

                                            Date: December 28, 2000

                                            /s/ David J. DeLuca
                                            -------------------
                                            David J. DeLuca
                                            Chief Financial Officer (Principal
                                            Financial Officer)

                                            Date: December 28, 2000

                                            /s/ George H. Arakelian
                                            -----------------------
                                            George H. Arakelian, Director

                                            Date: December 28, 2000

                                            /s/ Wilbur J. Cross
                                            -------------------
                                            Wilbur J. Cross, Director

                                            Date: December 28, 2000

                                            /s/ Richard B. Devane
                                            ---------------------
                                            Richard B. Devane, Director

                                            Date: December 28, 2000

                                            /s/ Michael E. Fleming
                                            ----------------------
                                            Michael E. Fleming, Director

                                            Date: December 28, 2000

                                            /s/ Willie A. Hammett
                                            ---------------------
                                            Willie A. Hammett, Director

                                            Date: December 28, 2000

                                            /s/ Thomas B. Healy
                                            -------------------
                                            Thomas B. Healy, Director

                                            Date: December 28, 2000

                                            /s/ Keith D. Millsop
                                            --------------------
                                            Keith D. Millsop, Director

                                            Date: December 28, 2000

                                            /s/ Edward G. O'Haire
                                            ---------------------
                                            Edward G. O'Haire, Director

                                            Date: December 28, 2000

                                            /s/ Marvin L. Wulf
                                            ------------------
                                            Marvin L. Wulf, Director

                                            Date: December 28, 2000

                                 EXHIBIT INDEX
                                 -------------



   EXHIBIT NO.                    DESCRIPTION
   -----------                    -----------

   3.1 Certificate of Incorporation of Troy Financial Corporation ("Troy Financial") (filed as Exhibit 3.1 to Troy Financial's Form S-1 Registration Statement (SEC File No. 333-68813) filed with the Securities and Exchange Commission (the "SEC") on December 11, 1998 and incorporated herein by reference).
   3.2            Bylaws, as amended, of Troy Financial.
   4.1            Certificate of Incorporation,  of Troy Financial (see Item 3.1
                  above).
   4.2            Bylaws, as amended, of Troy Financial (see Item 3.2 above).
   4.3 Specimen certificate evidencing shares of common stock of Troy Financial (filed as Exhibit 4.3 to Troy Financial's Form S-1 Registration Statement (SEC File No. 333-68813) filed with the SEC on December 11, 1998 and incorporated herein by reference).
   10.1 Troy Financial Corporation Long-Term Equity Compensation Plan (filed as Exhibit 10.1 to Troy Financial's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).
   10.2 Forms of Employment Agreements, by and among The Troy Savings Bank, Troy Financial and the following executives: Daniel J. Hogarty, Jr., Michael C. Mahar and Kevin M. O'Bryan (filed as
                  Exhibit 10.1 to Pre-Effective Amendment No. 2 to Troy Financial's Form S-1 Registration Statement (SEC File No. 333-68813) filed with the SEC on February 11, 1999 and incorporated herein by reference).
   10.3 Form of Employment Protection Agreements with The Troy Savings Bank and Troy Financial (filed as Exhibit 10.2 to Pre-Effective Amendment No. 2 to Troy Financial's Form S-1 Registration Statement (SEC File No. 333-68813) filed with the SEC on February 11, 1999 and incorporated herein by reference). 31

   10.4           Form of The Troy  Savings  Bank  Employee  Change  of  Control
                  Severance  Plan  (filed  as  Exhibit  10.3  to   Pre-Effective
                  Amendment  No. 2 to Troy  Financial's  Form  S-1  Registration
                  Statement  (SEC  File  No.  333-68813)  filed  with the SEC on
                  February 11, 1999 and incorporated herein by reference).
   10.5           Form of The Troy  Savings  Bank  Supplemental  Retirement  and
                  Benefits   Restoration   Plan   (filed  as  Exhibit   10.1  to
                  Pre-Effective  Amendment  No. 2 to Troy  Financial's  Form S-1
                  Registration Statement (SEC File No. 333-68813) filed with the
                  SEC  on  February   11,  1999  and   incorporated   herein  by
                  reference).
   13             Portions of Troy Financial's Annual Report 2000.
   21             Subsidiaries of Troy Financial.
   23             Consent of KPMG LLP.
   27             Financial Data Schedule.