Form 10-Q
period 2000-12-31
TROY FINANCIAL CORP
filed 2001-02-14
CIK 1075046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED       DECEMBER 31, 2000
                                           ------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _______________ TO ________________


                       COMMISSION FILE NUMBER   000-25439
                                              --------------

                           TROY FINANCIAL CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                                  16-1559508
         --------                                               --------------
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


                     32 SECOND STREET, TROY, NY           12180
               ---------------------------------------- ----------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                                  (518)270-3313
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.                               YES |X|  NO |_|


  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


   COMMON SHARES, $.0001 PAR VALUE                   10,494,597
   -------------------------------                ----------------
          (TITLE OF CLASS)                 (OUTSTANDING AT JANUARY 31, 2001)

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q
                                DECEMBER 31, 2000


INDEX

PART I                FINANCIAL INFORMATION                                                                   PAGE
                      ---------------------
Item 1.               Consolidated Interim Financial Statements

                      Consolidated Statements of Financial Condition as of
                      December 31, 2000 (Unaudited) and September 30, 2000                                       1

                      Consolidated Statements of Income for the three months ended December 31, 2000
                      and 1999 (Unaudited)                                                                       2

                      Consolidated Statements of Changes in Shareholders' Equity for the three
                      months ended December 31, 2000 and 1999 (Unaudited)                                        3


                      Consolidated Statements of Cash Flows for the three months ended December 31,
                      2000 and 1999 (Unaudited)                                                                  4

                      Notes to Unaudited Consolidated Interim Financial Statements                               5

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                                 7

Item 3.               Quantitative and Qualitative Disclosures about Market Risk                                16

PART II               OTHER INFORMATION
                      -----------------


Item 1.               Legal Proceedings                                                                         18

Item 2.               Changes in Securities                                                                     18

Item 3.               Default on Senior Securities                                                              18

Item 4.               Submission of Matters to a Vote of Security Holders                                       18

Item 5.               Other Information                                                                         18

Item 6.               Exhibits and Reports on Form 8-K                                                          18


                      Signatures                                                                                20

                           TROY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                      December 31, 2000       September 30, 2000
                                                                                     ------------------       ------------------
                                                                                         (Unaudited)
         Assets
         ------
Cash and due from banks                                                                   $    22,382             $    14,300
Federal funds sold                                                                              8,738                   9,455
                                                                                          -----------             -----------
         Total cash and cash equivalents                                                       31,120                  23,755
Loans held for sale                                                                             2,765                   2,016
Securities available for sale, at fair value                                                  275,705                 266,750
Investment securities held to maturity (fair value of $2,320
and $2,289 at December 31, 2000 and  September 30, 2000, respectively)                          2,268                   2,301
Net loans receivable                                                                          746,962                 586,846
Accrued interest receivable                                                                     7,504                   6,064
Other real estate owned                                                                           580                   1,273
Premises & equipment, net                                                                      18,863                  15,037
Goodwill and other intangibles, net                                                            33,280                   1,187
Other assets                                                                                   32,999                  16,799
                                                                                          -----------             -----------
         Total assets                                                                     $ 1,152,046             $   922,028
                                                                                          ===========             ===========
         Liabilities and Shareholders' Equity
         ------------------------------------
Liabilities:
   Deposits:
      Savings accounts                                                                    $   251,055             $   177,589
      Money market accounts                                                                    27,667                  26,103
      N.O.W. and demand accounts                                                              172,755                 134,001
      Time accounts                                                                           330,457                 218,279
                                                                                          -----------             -----------
         Total deposits                                                                       781,934                 555,972
   Mortgagors' escrow accounts                                                                  5,897                   1,717
   Securities sold under agreements to repurchase                                              13,840                 105,781
   Short-term borrowings                                                                      110,000                  20,000
   Long-term debt                                                                              52,906                  53,027
   Accrued interest payable                                                                     1,280                     712
   Official bank checks                                                                         4,707                   7,472
   Contributions payable                                                                        1,413                   1,385
   Other liabilities and accrued expenses                                                      10,828                   8,684
                                                                                          -----------             -----------
         Total liabilities                                                                    982,805                 754,750
                                                                                          -----------             -----------

Shareholders' equity:
   Preferred stock, $.0001 par value; 15,000,000 authorized,
     none issued                                                                                   --                      --
   Common stock, $.0001 par value; 60,000,000 shares authorized, 12,139,021
     issued at December 31, 2000 and September 30, 2000                                             1                       1
   Additional paid-in capital                                                                 117,892                 117,804
   Unallocated common stock held by ESOP                                                       (8,202)                 (9,027)
   Unvested restricted stock awards                                                            (3,605)                 (3,847)
   Treasury stock, at cost (1,644,424 shares at
     December 31, 2000 and 1,521,846 shares at September 30, 2000)                            (17,582)                (16,020)
   Retained earnings, substantially restricted                                                 79,209                  78,543
   Accumulated other comprehensive income (loss)                                                1,528                    (176)
                                                                                          -----------             -----------
         Total shareholders' equity                                                           169,241                 167,278
                                                                                          -----------             -----------
                Total liabilities and shareholders' equity                                $ 1,152,046             $   922,028
                                                                                          ===========             ===========

 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  THREE MONTHS ENDED
                                                                                                     DECEMBER 31,
                                                                                             2000                    1999
                                                                                           --------                --------
                                                                                                      (Unaudited)
Interest and dividend income:
     Interest and fees on loans                                                            $ 13,771                $ 11,252
     Securities available for sale:
         Taxable                                                                              2,309                   1,870
         Tax-exempt                                                                             813                     701
                                                                                           --------                --------
                  Total securities available for sale                                         3,122                   2,571
                                                                                           --------                --------
     Investment securities held to maturity                                                      54                      50
     Federal funds sold                                                                         122                     171
                                                                                           --------                --------
         Total interest and dividend income                                                  17,069                  14,044
                                                                                           --------                --------

Interest expense:
     Deposit and escrow accounts                                                              6,124                   4,656
     Short-term borrowings                                                                    1,058                     602
     Long-term debt                                                                             832                     651
                                                                                           --------                --------
         Total interest expense                                                               8,014                   5,909
                                                                                           --------                --------
         Net interest income                                                                  9,055                   8,135
     Provision for loan losses                                                                  366                     800
                                                                                           --------                --------
Net interest income after provision for loan losses                                           8,689                   7,335
                                                                                           --------                --------

Non-interest income:
     Service charges on deposits                                                                354                     261
     Loan servicing fees                                                                        124                     132
     Trust service fees                                                                         196                     202
     Net (losses) gains from securities transactions                                           (199)                      3
     Net losses from mortgage loan sales                                                        (19)                    (23)
     Other income                                                                               676                     576
                                                                                           --------                --------
         Total non-interest income                                                            1,132                   1,151
                                                                                           --------                --------

Non-interest expenses:
     Compensation and employee benefits                                                       3,574                   3,088
     Occupancy                                                                                  504                     465
     Furniture, fixtures and equipment                                                          213                     194
     Computer charges                                                                           435                     434
     Professional, legal and other fees                                                         476                     409
     Printing, postage and telephone                                                            162                     234
     Other real estate expenses                                                                 (45)                    103
     Contributions                                                                               35                      72
     Goodwill and other intangibles amortization                                                273                      56
     Merger related integration costs                                                         1,972                      --
     Other                                                                                      621                     832
                                                                                           --------                --------
         Total non-interest expenses                                                          8,220                   5,887
                                                                                           --------                --------
 Income before income tax expense                                                             1,601                   2,599
 Income tax expense                                                                             367                     719
                                                                                           --------                --------
 Net income                                                                                $  1,234                $  1,880
                                                                                           ========                ========

Earnings per common share:
   Basic                                                                                   $    .13                $    .18
                                                                                           --------                --------
   Diluted                                                                                 $    .13                $    .18
                                                                                           --------                --------

 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

                                                                               December 31,           December 31,
                                                                                  2000                    1999
                                                                                  ----                    ----
COMMON STOCK
     Balance at beginning of period                                             $       1              $       1
                                                                                ---------              ---------

     Balance at end of period                                                   $       1              $       1
                                                                                =========              =========

ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of period                                             $ 117,804              $ 117,759
     Adjustment for ESOP shares released for allocation                                88                     45
                                                                                ---------              ---------

     Balance at end of period                                                   $ 117,892              $ 117,804
                                                                                =========              =========

UNALLOCATED COMMON STOCK HELD BY ESOP
     Balance at beginning of period                                             $  (9,027)             $  (9,620)
     ESOP shares released for allocation (83,311 and
           59,836 shares, respectively)                                               825                    593
                                                                                ---------              ---------

     Balance at end of period                                                   $  (8,202)             $  (9.027)
                                                                                =========              =========

UNVESTED RESTRICTED STOCK AWARDS
     Balance at beginning of period                                             $  (3,847)             $      --
     Grant of restricted stock awards (446,165 shares)                                 --                 (4,824)
     Amortization of restricted stock awards                                          242                    241
                                                                                ---------              ---------

     Balance at end of period                                                   $  (3,605)             $  (4.583)
                                                                                =========              =========

TREASURY STOCK
     Balance at beginning of period                                             $ (16,020)                    --
     Purchase of treasury stock (122,578 and 994,100 shares, respectively)         (1,562)             $ (11,447)
     Grant of restricted stock awards (446,165 shares)                                 --                  4,959
                                                                                ---------              ---------

     Balance at end of period                                                   $ (17,582)             $  (6,488)
                                                                                =========              =========

RETAINED EARNINGS
     Balance at beginning of period                                             $  78,543              $  72,699
     Net income                                                                     1,234    $ 1,234       1,880     $ 1,880
     Cash dividends ($.08 and $.05 per share, respectively)                          (568)                  (607)
     Adjustment for grant of restricted stock awards                                   --                   (135)
                                                                                ---------              ---------

     Balance at end of period                                                   $  79,209              $  73,837
                                                                                =========              =========

ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS)
     Balance at beginning of period                                             $    (176)             $    (400)
     Unrealized net holding gains (losses) on available for sale securities
        arising during the period (pre-tax $2,642 and ($963))                                  1,585                    (578)
     Reclassification adjustment for net gains (losses) on available for sale
        securities realized in net income (pre-tax ($199) and $3, respectively)                  119                      (2)
                                                                                             -------                --------
     Other comprehensive income (loss)                                              1,704      1,704        (580)       (580)
                                                                                ---------    -------   ---------    --------

     Comprehensive income                                                                    $ 2,938                $  1,300
                                                                                             =======                ========

     Balance at end of period                                                   $   1,528              $    (980)
                                                                                =========              =========

Total shareholders' equity                                                      $ 169,241              $ 170,564
                                                                                =========              =========

 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   Three Months Ended
                                                                                                       December 31,
                                                                                                2000                 1999
                                                                                             ---------             ---------
                                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                  $   1,234             $   1,880
 Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
  Depreciation                                                                                     325                   319
  Goodwill and other intangibles amortization                                                      273                    56
  Non-cash contribution expense                                                                     28                    54
  Net accretion on securities                                                                      (19)                 (362)
  Provision for loan losses                                                                        366                   800
  Amortization of restricted stock awards                                                          242                   241
  ESOP compensation expense                                                                        276                   215
  Net accretion of purchase accounting adjustments                                                 (55)                   --
  Net gains on sale of other real estate owned                                                    (167)                  (28)
  Write-down of other real estate                                                                    5                    13
  Net losses (gains) from securities transactions                                                  199                    (3)
  Net losses from mortgage loan sales                                                               19                    23
  Proceeds from sales of loans held for sale                                                     4,477                 5,842
  Net loans made to customers and held for sale                                                 (5,245)               (3,723)
  Net increase in accrued interest receivable and other assets                                  (1,939)               (1,778)
  Net increase (decrease) contributions and other liabilities                                    3,045                  (670)
                                                                                             ---------             ---------
 Net cash provided by operating activities                                                       3,064                 2,879
                                                                                             ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in acquisition activity                                                          (50,514)                   --
Proceeds from paydowns of investment securities                                                     33                    48
Net loans repaid by (made to) customers                                                          3,992               (28,994)
Capital expenditures, net                                                                         (234)               (1,063)
Purchase of AFS securities                                                                     (71,183)             (126,898)
Proceeds from sale of AFS securities                                                            21,107                18,493
Proceeds from maturity/calls/paydowns of AFS securities                                        120,189               142,242
Proceeds from sales of other real estate owned                                                   1,060                 2,458
                                                                                             ---------             ---------
Net cash provided by investing activities                                                       24,450                 6,286
                                                                                             ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                              6,467                (6,114)
Net increase in mortgagors' escrow accounts                                                      2,471                 2,355
Net increase (decrease) in securities sold U/A to repurchase                                  (101,836)               90,197
Net increase (decrease) in short-term borrowings                                                75,000               (75,700)
Repayment of long-term debt                                                                       (121)                 (115)
Cash dividends paid on common stock                                                               (568)                 (607)
Purchase of common stock for treasury                                                           (1,562)              (11,447)
                                                                                             ---------             ---------
Net cash used in financing activities                                                          (20,149)               (1,431)
                                                                                             ---------             ---------
Net increase in cash and cash equivalents                                                        7,365                 7,734
Cash and cash equivalents at beginning of period                                                23,755                35,935
                                                                                             ---------             ---------
Cash and cash equivalents at end of period                                                   $  31,120             $  43,669
                                                                                             =========             =========
Supplemental cash flow information disclosure:
   Interest paid                                                                             $   7,446             $   5,750
   Income taxes paid                                                                               982                   105
Transfer of loans to other real estate owned                                                        96                 3,381
Adjustment of securities available for sale to fair value, net of  tax                           1,704                  (580)
Grant of restricted stock awards                                                                    --                 4,959
Acquisition activity:
   Fair value of non-cash assets acquired                                                      261,790                    --
   Fair value of liabilities assumed                                                           243,623                    --

  See accompanying notes to unaudited consolidated interim financial statements

                           TROY FINANCIAL CORPORATION
                         NOTES TO UNAUDITED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

         The unaudited consolidated interim financial statements include the accounts of Troy Financial Corporation (the "Company") and its wholly owned subsidiaries, The Troy Savings Bank and The Troy Commercial Bank. All intercompany accounts and transactions have been eliminated in consolidation. Amounts in prior periods' unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. In management's opinion, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2000 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended September 30, 2001, or any other interim periods.


NOTE 2. EARNINGS PER SHARE

         Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period using the treasury stock method. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations.

         The following sets forth certain information regarding the calculation of basic and diluted earnings per share for the three-month periods ended December 31:

                                                                                   2000                 1999
                                                                               -----------           -----------
                   Net income (in thousands)                                   $     1,234           $     1,880
                                                                               ===========           ===========



                   Weighted average common shares                                9,296,248            10,709,491

                   Dilutive effect of potential common shares
                            related to stock compensation plans                    190,247                 9,745
                                                                               -----------           -----------

                   Weighted average common shares including
                            potential dilution                                   9,486,495            10,719,236
                                                                               ===========           ===========



                   Basic earnings per share                                    $       .13           $       .18

                   Diluted earnings per share                                  $       .13           $       .18

NOTE 3. ACQUISITIONS

         On November 10, 2000, Troy acquired Catskill Financial Corporation, a community based financial services company headquartered in Catskill, New York. On the acquisition date, Catskill had assets of approximately $305 million, deposits of $220 million and seven full service branches. Catskill shareholders received cash of $23 per share representing a total consideration paid of $89.9 million. The transaction was treated as a purchase, and Troy recorded goodwill of approximately $32.2 million, which is being amortized, on a straight-line basis over a period of 20 years.


NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

         The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective October 1, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either earnings or comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting.

         Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Accounting for hedges varies based on the type of hedge - fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred.

         The derivative instruments held by the Company as of October 1, 2000 consisted solely of instruments related to the Company's mortgage banking activities. Based on market rates and economic conditions on October 1, 2000, the adoption of SFAS No. 133 as of October 1, 2000 did not have a material effect on the Company's consolidated financial statements, and accordingly, there is no cumulative effect of a change in accounting principle presented. In addition, the effect of the adjustment to fair value of the Company's derivatives during the three months ended December 31, 2000 was not significant. However, there may be increased volatility in net income and stockholders' equity on an ongoing basis as a result of accounting for derivative instruments in accordance with SFAS No. 133.

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q
                                DECEMBER 31, 2000

--------------------------------------------------------------------------------


                   PART I - FINANCIAL INFORMATION (CONTINUED)


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
-------

Troy Financial Corporation (the "Company") is a community based, full-service financial services company offering a wide variety of business, retail, and municipal banking products, as well as a full range of trust, insurance, and investment services. The Company operates through The Troy Savings Bank (the "Savings Bank") and The Troy Commercial Bank (the "Commercial Bank"). The Company's primary sources of funds are deposits and borrowings, which it uses to originate real estate mortgages, both residential and commercial, commercial business loans, and consumer loans throughout its primary market area which consists of the eight New York counties of Albany, Greene, Saratoga, Schenectady, Schoharie, Warren, Washington, and Rensselaer. The Company's Common Stock is traded on the NASDAQ Stock Market National Market Tier under the symbol "TRYF." During fiscal 2000, the Company established the commercial bank subsidiary. The Commercial Bank provides banking and financing services to municipalities. As of December 31, 2000, the Commercial Bank had generated $8.7 million in municipal deposits.

The  Company's  profitability,  like  that of many  financial  institutions,  is dependent to a large extent upon its net interest income, which is the difference between the interest it receives on earning assets, such as loans and securities, and the interest it pays on interest-bearing liabilities, principally deposits and borrowings.

Results of operations are also affected by the provision for loan losses, non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses, and to a lesser extent, non-interest income such as trust service fees, loan servicing fees and service charges on deposit accounts. Economic conditions, competition and the monetary and fiscal policies of the federal government in general, including the Company, significantly affect financial institutions. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Company's primary market area.

On November 10, 2000, the Company completed the acquisition of Catskill Financial Corporation ("Catskill") in a cash transaction for $23.00 per share, for a total transaction value of approximately $89.8 million. The seven former offices of Catskill Savings Bank are now open as full-service offices of the Savings Bank. In accordance with the purchase method of accounting for business combinations, the assets acquired and liabilities assumed were recorded by the Company at their estimated fair market value. Related operating results are included in the Company's consolidated financial statements from the date of acquisition.

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

o        changes in competition;

o        changes in consumer preferences; and

o the ability of the Company to integrate and achieve the cost savings of its recently completed acquisition of Catskill.

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

FINANCIAL CONDITION
-------------------

Total assets were $1.2 billion at December 31, 2000, an increase of $230.0 million, or 24.9% from the $922.0 million at September 30, 2000. The increase was principally due to the acquisition of Catskill on November 10, 2000, which had a significant impact on most balance sheet line items. Total assets acquired were approximately $305.0 million; however, the Company's total assets increased by a lesser amount, since the

Company used Catskill's federal funds of $35.2 million and proceeds from maturities, and to a lesser extent, sales from its existing securities available for sale portfolio to pay Catskill shareholders. Total consideration paid for the acquisition was approximately $89.8 million.

Cash and cash equivalents were $31.1 million, an increase of $7.3 million, or 30.7% from the $23.8 million at September 30, 2000. The increase was principally from the acquisition of Catskill, as well as to a lesser extent, an increase in checks in process of collection.

Securities available for sale ("AFS") were $275.7 million, an increase of $9.0 million, or 3.4% from $266.7 million as of September 30, 2000. The increase in AFS securities was principally from the $76.4 million of securities acquired from Catskill, partially offset by maturities, and to a lesser extent, sales from the Company's existing portfolio in order to fund a portion of the acquisition cost.

Loans receivable were $761.2 million as of December 31, 2000, an increase of $162.5 million or 27.1% over the $598.7 million as of September 30, 2000. The following table shows the loan portfolio composition as of the respective balance sheet dates:

                                                   December 31,                            September 30,
                                                       2000                                    2000
                                                ------------------                        --------------
                                                  (In thousands)       % of Loans         (In thousands)      % of Loans
                                                                       ----------                             ----------
     Real estate loans:
         Residential mortgage                       $ 351,263                46.0%          $ 226,961               37.9%
         Commercial                                   238,917                31.4             233,334               38.9
         Construction                                   8,760                 1.2               7,300                1.2
                                                    ---------          ----------           ---------         ----------
             Total real estate loans                  598,940                78.6             467,595               78.0
                                                                       ----------                             ----------
     Commercial business loans                         89,720                11.8              87,167               14.6
                                                                       ----------                             ----------
     Consumer loans:
         Home equity lines of credit                    6,804                  .9               5,019                 .8
         Other consumer                                66,036                 8.7              39,320                6.6
                                                    ---------          ----------           ---------         ----------
             Total consumer loans                      72,840                 9.6              44,339                7.4
                                                    ---------          ----------           ---------         ----------
     Gross loans                                      761,500               100.0%            599,101              100.0%
                                                                       ==========                             ==========
     Net deferred loan fees and costs                    (325)                                   (364)
                                                    ---------                               ---------
             Total loans receivable                 $ 761,175                               $ 598,737
                                                    =========                               =========

The Company acquired loans of $167.4 million from Catskill, which were principally residential mortgages and to a lesser extent, consumer loans. The residential mortgage portfolio increased $124.3 million, or 54.8%, whereas the consumer loan portfolio increased $28.5 million, or 64.3%. The acquisition of Catskill increased the percentage of the portfolio represented by residential mortgages, and decreased the percentage represented by commercial mortgage and commercial business loans. Subject to market conditions, the Company intends to continue to emphasize increasing its commercial real estate and commercial business loan portfolios as part of its strategy to continue to diversify its portfolio and increase commercial banking activities.

Non-performing assets at December 31, 2000 were $6.8 million, or .59% of total assets, compared to the $6.9 million, or .75% of total assets at September 30, 2000. The table below sets forth the amounts and categories of the Company's non-performing assets.


                                                                                December 31,          September 30,
                                                                           ---------------------------------------------
                                                                                    2000                  2000
                                                                                   -------               -------
                                                                                       (dollars in thousands)
Non-accrual loans:
    Real estate loans:
       Residential mortgage                                                        $ 2,896                $ 2,424
       Commercial mortgage                                                           2,783                  2,829
       Construction                                                                     --                     --
                                                                                   -------                -------
         Total real estate loans                                                     5,679                  5,253
    Commercial business loans                                                           91                    103
    Home equity lines of credit                                                        141                     84
    Other consumer loans                                                               292                    160
                                                                                   -------                -------
       Total non-accrual loans                                                       6,203                  5,600
Troubled debt restructurings                                                            52                     53
                                                                                   -------                -------
         Total non-performing loans                                                $ 6,255                $ 5,653
                                                                                   =======                =======
Other real estate owned:
       Residential real estate                                                         410                    240
       Commercial real estate                                                          170                  1,033
                                                                                   -------                -------
          Total other real estate owned                                                580                  1,273
                                                                                   -------                -------
Total non-performing assets                                                        $ 6,835                $ 6,926
                                                                                   =======                =======

Allowance for loan losses                                                          $14,213                $11,891
                                                                                   =======                =======
Allowance for loan losses as a percentage
     of non-performing loans                                                        227.23%                210.35%
Allowance for loan losses as a percentage of total loans                              1.87%                  1.99%
Non-performing loans as a percentage of total loans                                   0.82%                  0.94%
Non-performing assets as a percentage of total assets                                 0.59%                  0.75%

The slight increase in non-performing loans at December 31, 2000 as compared to September 30, 2000 was principally due to the non-performing loans, primarily residential mortgages, home equity and consumer loans, acquired from Catskill.

The following table summarizes the activity in other real estate owned for the periods presented:

                                                                                    Three Months Ended December 31,
                                                                                    -------------------------------
                                                                                     2000                    1999
                                                                                     ----                    ----
                                                                                           (In thousands)
   Other real estate beginning of period                                            $ 1,273                $ 1,845
   Transfer of loans to other real estate owned                                          96                  3,381
   Other real estate acquired from Catskill                                             109                     --
   Sales of other real estate, net                                                     (893)                (2,430)
   Write-down of other real estate                                                       (5)                   (13)
                                                                                    -------                -------
   Other real estate end of period                                                  $   580                $ 2,783
                                                                                    =======                =======

Additionally, at December 31, 2000, the Company identified approximately $3.1 million in loans having more than normal credit risk, principally, all of which are secured by real estate. The Company believes that if economic and/or business conditions change in its lending area, some of these loans could become non-performing in the future.

The allowance for loan losses was $14.2 million or 1.87% of period end loans at December 31, 2000, and provided coverage of non-performing loans of 227.23%, compared to coverage of 210.35% and 1.99% of period end loans as of September 30, 2000. The following summarizes the activity in the allowance for loan losses:

                                                                Three Months Ended December 31,
                                                           -----------------------------------------
                                                                2000                        1999
                                                              --------                    --------
                                                                         (In thousands)
Allowance at beginning of the period                          $ 11,891                    $ 10,764
    Charge-offs                                                   (252)                       (527)
    Recoveries                                                      24                          35
                                                              --------                    --------
        Net charge-offs                                           (228)                       (492)
    Provision for loan losses                                      366                         800
    Allowance acquired from Catskill                             2,184                          --
                                                              --------                    --------
Allowance at end of the period                                $ 14,213                    $ 11,072
                                                              ========                    ========

Total deposits were $781.9 million at December 31, 2000, up $226.0 million or 40.6% from the $556.0 million at September 30, 2000. The following table shows the deposit composition as of the two dates:

                                                         December 31, 2000                       September 30, 2000
                                                --------------------------------------  ------------------------------------
                                                  (In thousands)       % of Deposits      (In thousands)     % of Deposits
        Savings                                     $ 251,055               32.1%           $ 177,589             31.9%
        Money market                                   27,667                3.5               26,103              4.7
        NOW                                           115,236               14.7               90,005             16.2
        Non-interest-bearing demand                    57,519                7.4               43,996              7.9
        Time deposits                                 330,457               42.3              218,279             39.3
                                                    ---------              -----            ---------            -----
                                                    $ 781,934              100.0%           $ 555,972            100.0%
                                                    =========              =====            =========            =====

         The increase in deposits was principally due to the $219.9 million of deposits acquired from Catskill, with the remaining increase primarily representing municipal deposits generated by the Commercial Bank. The acquisition of Catskill did not significantly change the Company's deposit mix, but did reduce the Company's reliance on borrowings to fund loans by reducing the Company's loan to deposit ratio to 97.3% at December 31, 2000, from the 107.7% reported at September 30, 2000.

         The Company decreased its total borrowings which are primarily with the Federal Home Loan Bank of New York ("FHLB"), to $176.7 million at December 31, 2000, a decrease of $2.1 million from the $178.7 million at September 30, 2000. At December 31, 2000, the Company still had additional available credit of $21.0 million under its overnight line and $46.1 million under its one-month advance program with the FHLB.

         Shareholders' equity at December 31, 2000 was $169.2 million, an increase of $1.9 million or 1.2% from the $167.3 million at September 30, 2000. The increase was principally due to the $1.7 million positive change in the Company's net unrealized gain (loss) on securities available for sale, net of taxes, due to a decrease in market interest rates, the $.9 million increase due to the release of ESOP shares, the $.7 million of net income retained after cash dividends and the $.2 million due to amortization of restricted stock awards. Offsetting these increases was the $1.6 million cost to repurchase 122,578 shares of the Company's common stock.

         Shareholders' equity as a percentage of total assets decreased to 14.7% at December 31, 2000 compared to 18.1% at September 30, 2000, primarily due to the increase in assets from the Catskill acquisition. Book value per common share was $16.13 at December 31, 2000, compared to $15.76 at September 31, 2000.

COMPARISON OF OPERATING RESULTS
-------------------------------
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
-----------------------------------------------------

General
-------

For the three months ended December 31, 2000, the Company recorded net income of $1.2 million, a decrease of $646,000, or 34.4%, compared to the three month period ended December 31, 1999. Basic and diluted earnings per share were $.13, a decrease of 27.8% compared to basic and diluted earnings per share of $.18 for the three months ended December 31, 1999. For the three months ended December 31, 2000, weighted average common shares - basic were 9,296,248, down 1,413,243, or 13.2%, from the comparable period of the prior year due to the Company's share repurchase programs.

The Company's net income and basic and diluted earnings per share for the quarter ended December 31, 2000, were adversely impacted by the $2.0 million ($1.2 million after-tax), of merger related integration costs expensed as part of the acquisition and integration of Catskill. Excluding the merger related integration costs, net income would have been $2.4 million and basic and diluted earnings per share would have been $.26 per share, respectively

Excluding merger related integration costs, annualized return on average assets for the three months ended December 31, 2000 and 1999, was .98% and .89%, respectively, and the annualized return on average equity was 5.75% and 4.21%, respectively.

Net Interest Income
-------------------

Net interest income on a tax equivalent basis for the three months ended December 31, 2000, was $9.5 million, an increase of $997,000, or 11.7%, when compared to the three months ended December 31, 1999. The increase was principally volume related with average earning assets up $121.7 million, or 15.5%, primarily from the Catskill acquisition.

Interest income for the three months ended December 31, 2000 was $17.5 million on a tax equivalent basis, an increase of $3.1 million, or 21.5%, over the comparable period last year. The $121.7 million increase in average earning assets had a direct positive effect on interest income as the Company sought to leverage its excess capital through the acquisition of Catskill. The Company also benefited from a 37 basis point increase in the yield on average earning assets caused primarily by increases in the yield earned on the loan and securities portfolios due to higher market interest rates.

Average  earning  assets  increased  principally  in  the  loan  and  securities available for sale portfolios, which on average grew 19.2% and 8.8%, respectively. Average loans increased $110.3 million and management estimates that approximately 85.0% of this increase were due to the loan portfolio acquired from Catskill. The balance of the increase was in the Company's commercial real estate and commercial loan portfolios, as the Company continues to emphasize its commercial banking strategy. The average yield on the loan portfolio increased 21 basis points to 8.03% due to the general rising of market interest rates in 2000.

Average  securities  available for sale  increased  $16.7  million or 8.8%.  The
Company estimates that the securities acquired from the Catskill acquisition increased average securities for the quarter by approximately $42.3 million. Principally offsetting that impact, however, were maturities in the Company's existing portfolio, which were not reinvested but instead used to fund a portion of the Catskill acquisition. The yield on the average securities portfolio increased 75 basis points as the Company's relatively short average life portfolio benefited from its reinvestment in a rising rate environment in 2000.

Interest expense for the three months ended December 31, 2000, was $8.0 million, an increase of $2.1 million or 35.6%. Average interest bearing liabilities increased $137.6 million or 22.6%, principally due to the acquisition of Catskill. Management estimates that average interest bearing deposits and borrowings increased $122.0 million and $13.9 million, respectively, from the Catskill acquisition. Furthermore, the Company incurred a 37 basis point increase in its cost of funds due to the general rise in market interest rates since the comparable quarter of the prior year. Despite the increase in its cost of funds, the Company's net interest spread remained at 3.49% as its average earning assets repriced at the same rate as the change in its cost of funds.

The Company's net interest margin was 4.18% for the three months ended December 31, 2000, down 18 basis points compared to the comparable period of the prior year. The decrease was principally caused by the purchase of Catskill as the Company used cash flow from its existing securities portfolio to pay a portion of the $89.8 million purchase price. The acquisition of Catskill increased the amount of average earning assets funded by interest bearing liabilities. For the three months ended December 31, 2000, the Company had $159.1 million of average earning assets with no funding costs, a decrease of $15.9 million, or 10.0%, from the $175.0 million for the three months ended December 31, 1999. The Company expects its net interest margin to drop further in the next quarter as the Company will have the acquired assets from Catskill and the related acquisition cost in its operating results for the full three-month period.

For more information on average balances, interest, yields and rates, please refer to Table #1, included in this report.

Provision for Loan Losses
-------------------------

The Company establishes an allowance for loan losses based on an analysis of risk factors in its loan portfolio. This analysis includes concentrations of credit, past loan loss experience, current economic conditions, amount and composition of loan portfolio, estimated fair market value of underlying collateral, delinquencies and other factors. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of non-performing loans.

The provision for loan losses was $366,000, or .21% annualized of average loans for the three months ended December 31, 2000, down $434,000 or 54.3% from the comparable period of the prior year. The provision was decreased principally based on lower net charge-offs and improved asset quality. The Company had net charge-offs of $228,000 or .13% of average loans for the quarter ended December 31, 2000, compared to net charge-offs of $492,000 or .34% of average loans in the comparable period last year. Non-performing loans were $6.3 million as of December 31, 2000, or .82% of total loans, a decrease of $638,000 from December 31, 1999, when they were 1.16% of total loans. At December 31, 2000, the allowance for loan losses was $14.2 million or 1.87% of period end loans, and provided coverage of non-performing loans of 227.2%, compared to 1.87% and 160.6%, respectively, as of December 31, 1999.

Non-Interest Income
-------------------

Non-interest income was $1.1 million for the three months ended December 31, 2000 a decrease of $19,000 or 1.7% from the three months ended December 31, 1999, principally from the change in net securities transactions. The Company had net securities losses of $199 thousand in the period ended December 31, 2000, as compared to $3 thousand of net gains in the comparable quarter in 1999. Also during the quarter ended December 31, 2000, the Company realized a $174 thousand gain on the sale of a partnership interest, which was included in other non-interest income.


Non-Interest Expenses
---------------------

Non-interest expenses for the three months ended December 31, 2000 were $8.2 million, an increase of $2.3 million, or 39.6%, over the comparable period last year. The increase was principally due to the $2.0 million of merger related integration costs, such as compensation, data processing and other professional fees incurred to merge Catskill operations into the Company. In addition, the Company recorded goodwill amortization related to the Catskill acquisition of $225 thousand. Excluding the merger related integration costs and goodwill amortization, non-interest expenses increased only $136,000 or 2.3%.


Income Tax Expense
------------------

Income tax expense for the three months ended December 31, 2000, was $367,000, a decrease of $352,000, or 49.0%, from the comparable period last year. The Company's effective tax rates for the three months ended December 31, 2000 and 1999, were 22.9% and 27.7%, respectively. The decrease in income tax expense is principally the impact of the lower income before income tax; the lower effective tax rate reflects tax exempt income that was a larger portion of the Company's taxable income in this period compared to the same period last year, partially offset by non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is the ability to generate cash flows to meet present and expected future funding needs. Management monitors the Company's liquidity position on a daily basis to evaluate its ability to meet expected and unexpected depositor withdrawals and to make new loans and or investments.

The Company's primary sources of funds for operations are deposits, borrowings, principal and interest payments on loans, maturities of federal funds sold and securities available for sale.

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

Net cash provided by operating activities was $3.1 million for the three months ended December 31, 2000, up $185,000 from the comparable three month period. The increase was principally due to the change in other liabilities caused by a increase in accrued expenses and other liabilities due. Somewhat offsetting this increase was the change in loans held for sale, as the Company originated more loans held for sale than it sold in the three months ended December 31, 2000, whereas in the comparable quarter sales exceeded originations.

Investing activities provided net cash inflow of $24.5 million during the three months ended December 31, 2000. Net securities activities provided $70.8 million as the Company sold lower yielding securities and held cash flow from its existing maturities to pay a portion of the Catskill acquisition. Net cash used in the acquisition was $50.5 million, in addition part of the acquisition cost was funded by the $39.4 million of cash acquired from

Catskill. Financing activities used cash of $20.1 million, as the Company reduced borrowings by $27.0 million, which were offset, in part by a $6.5 million increase in deposits generated principally by the Commercial Bank.

An important source of the Company's funds is the Company's core deposits. Management believes that a substantial portion of the Company's $781.9 million of deposits are a dependable source of funds due to long-term customer relationships. The Company does not currently use brokered deposits as a source of funds, and as of December 31, 2000, deposit accounts having balances in excess of $100,000 totaled $51.0 million, or 6.5%, of total deposits.

The Company anticipates that it will have sufficient funds to meet its current commitments. At December 31, 2000, the Company had commitments to originate loans of $41.3 million. In addition, the Company had undrawn commitments of $98.7 million on commercial business, home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at December 31, 2000, totaled $243.1 million, and management believes that a significant portion of such deposits will remain with the Company.

At December 31, 2000, the Savings Bank, the Commercial Bank, and the Company all met the capital adequacy requirements to which they were subject. Also as of that date all met the standards to be a well-capitalized institution under applicable regulations.

The following is a summary of the actual capital amounts and ratios at December 31, 2000, compared to minimum capital requirements:

                                                        Actual                                Minimum
                                                        ------                                -------
                                                        Amount          %                     Amount          %
                                                        ------         ---                    ------         --
                                                                    (Dollars in thousands)
         Tier 1 Capital:
            Savings Bank                                $96,313        10.71%                  $35,978      4.00%
            Consolidated                               $135,198        14.25%                  $37,943      4.00%
         Tier 1 Risk Based Capital:
            Savings Bank                                $96,313        12.59%                  $30,610      4.00%
            Consolidated                               $135,198        16.95%                  $31,898      4.00%
         Total Risk Based Capital:
            Savings Bank                               $105,944        13.84%                  $61,219      8.00%
            Consolidated                               $145,247        18.21%                  $63,797      8.00%

At December 31, 2000, the Company had $17.9 million of available resources at the holding company level on an unconsolidated basis to use for direct activities of the Company. Furthermore, the Company has the ability to obtain dividends from the Savings and the Commercial Bank to provide additional funds. However, New York State Banking law provides generally that all dividends declared in any calendar year not exceed the total of the Bank's net profits for the year combined with its retained net profits of the preceding two years, less any required transfer to surplus, without the prior approval from the Superintendent of Banks. The term "net profits" means the remainder of all earnings from current operations plus actual recoveries on loans, investments and other assets, after deducting all current operating expenses, actual losses and all federal and state taxes. Net profits must be reduced at the time a provision for loan losses is made rather than when any net losses are charged to the loan loss reserve. The Savings Bank has already paid dividends to the Company over the past two years in excess of that amount, therefore, NYS banking approval would be required before additional dividends could be paid at this time. However, once the Savings Bank reports net profits for the current calendar year or additional net profits cause cumulative dividends paid on a rolling basis to fall below that threshold, dividends can resume without regulatory approval.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company believes there have been no material changes in the Company's interest rate risk position since September 30, 2000. Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities.

         TABLE #1  AVERAGE BALANCES, INTEREST, YIELD AND RATE
                   ------------------------------------------

The following table presents, for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities available for sale are shown at amortized cost.


                                                                       For the three months ended December 31,
                                                             -----------------------------------------------------------
                                                                  2000                                          1999
                                                   ------------------------------------        -------------------------------------
                                                   Average                                     Average
                                                   Balance      Interest     Yield/Rate        Balance        Interest    Yield/Rate
                                                   -------      --------     ----------        -------        --------    ----------
                                                                                 (Dollars in thousands)
INTEREST-EARNING ASSETS
  Total loans                                     $ 686,069     $  13,770        8.03%        $ 575,745       $  11,257      7.82%
  Loans held for sale                                 2,380            49        8.24%            2,935              57      7.77%
  Investment securities held to maturity              2,284            54        9.46%            2,511              50      7.96%
  Securities available for sale:
      Taxable                                       133,760         2,314        6.92%          119,867           1,870      6.24%
      Tax-exempt                                     72,716         1,236        6.80%           69,875           1,038      5.94%
                                                  ---------     ---------                     ---------       ---------
        Total securities available for sale         206,476         3,550        6.88%          189,742           2,908      6.13%
                                                  ---------     ---------                     ---------       ---------
  Federal funds sold and other                        7,785           122        6.22%           12,341             171      5.54%
                                                  ---------     ---------                     ---------       ---------
    Total interest-earning assets                   904,994        17,545        7.75%          783,274          14,443      7.38%
  Allowance for loan losses                         (13,248)    ---------                       (10,934)      ---------
  Other assets, net                                  89,338                                      74,123
                                                  ---------                                   ---------
         Total assets                             $ 981,084                                   $ 846,463
                                                  =========                                   =========

INTEREST-BEARING LIABILITIES
  Deposits:
    NOW and Super NOW accounts                      100,979           556        2.18%           85,681             477      2.23%
    Money market accounts                            26,966           205        3.02%           19,268             146      3.03%
    Savings accounts                                216,662         1,567        2.87%          188,228           1,343      2.85%
    Time deposits                                   277,977         3,777        5.39%          223,858           2,677      4.78%
    Escrow accounts                                   3,958            19        1.90%            2,861              13      1.82%
                                                  ---------     ---------                     ---------       ---------
    Total interest-bearing deposits                 626,542         6,124        3.88%          519,896           4,656      3.58%
  Borrowings:                                     ---------     ---------                     ---------       ---------
   Securities sold U/A to repurchase                 12,634           191        6.00%            3,200              25      3.11%
   Short-term borrowings                             51,815           867        6.64%           40,747             577      5.63%
   Long-term debt                                    54,903           832        6.01%           44,412             651      5.83%
                                                  ---------     ---------                     ---------       ---------
        Total borrowings                            119,352         1,890        6.28%           88,359           1,253      5.64%
                                                  ---------     ---------                     ---------       ---------
    Total interest-bearing liabilities              745,894         8,014        4.26%          608,255           5,909      3.89%
                                                  ---------     ---------                     ---------       ---------
  Non-interest-bearing deposits                      47,517                                      46,898
  Other liabilities                                  20,440                                      12,838
  Shareholders' equity                              167,233                                     178,472
                                                  ---------                                   ---------
         Total liabilities & equity               $ 981,084                                   $ 846,463
                                                  =========                                   =========
  Net interest spread                                                            3.49%                                       3.49%

  Net interest income/net interest margin                       $   9,531        4.18%                        $   8,534      4.36%
  Ratio of interest-earning assets to
     interest-bearing liabilities                                              121.33%                                     128.77%
  Less: tax equivalent adjustment                                     476                                           399
                                                                ---------                                     ---------
  Net interest income as per
     consolidated financial statements                          $   9,055                                     $   8,135
                                                                =========                                     =========

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q

                                DECEMBER 31, 2000



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

In the ordinary course of business, the Company and the Banks are subject to legal actions, which involve claims for monetary relief. Management, based on advice of counsel, does not believe that any currently known legal actions, individually or in the aggregate will have a material effect on the Company's consolidated financial condition or results of operations.

Item 2.  Changes in Securities
         ---------------------

                  None


Item 3.  Defaults on Senior Securities
         -----------------------------

                  Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  None


Item 5.  Other Information
         -----------------

                  None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  (i) On October 24, 2000, Troy Financial Corporation and Catskill Financial Corporation reported that on October 18, 2000 they announced the receipt of regulatory and shareholder approvals for their merger transaction.

                  (ii) On November 27, 2000, Troy Financial Corporation reported that on November 10, 2000, it completed its acquisition of Catskill Financial Corporation pursuant to an Agreement and Plan of Merger dated June 7, 2000. Incorporated by reference were Financial Statements of Catskill Financial Corporation and a press release announcing the completion of the acquisition.

                  (iii) On November 29, 2000, Troy Financial Corporation announced that its annual meeting of shareholders would be held on February 8, 2001. A press release describing the meeting and providing additional information about the Company was attached as an exhibit.

                  (iv) On December 28, 2000, Troy Financial Corporation announced that David J. DeLuca had been appointed as Senior Vice President and Chief Financial Officer of the Company. A press release describing the appointment was attached as an exhibit.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TROY FINANCIAL CORPORATION
                                    --------------------------


Date: February 14, 2001              /s/ Daniel J. Hogarty, Jr.
                                    ---------------------------
                                             Daniel J. Hogarty, Jr.
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)



Date: February 14, 2001              /s/ David J. DeLuca
                                    --------------------
                                             David J. DeLuca
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)