Form 10-Q
period 2001-03-31
TROY FINANCIAL CORP
filed 2001-05-15
CIK 1075046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM              TO
                                              ------------    ------------


                        COMMISSION FILE NUMBER 000-25439

                           TROY FINANCIAL CORPORATION
                           --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                           16-1559508
             --------                                       -------------------
    (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                   32 SECOND STREET, TROY, NY             12180
                -------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  (518)270-3313
                                  -------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.                         YES X   NO
                                                              ---     ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

         COMMON SHARES, $.0001 PAR VALUE              10,252,047
         -------------------------------         -------------------
                 (TITLE OF CLASS)           (OUTSTANDING AT APRIL 30, 2001)

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2001


INDEX
-----

PART I                FINANCIAL INFORMATION                                                                   PAGE

Item 1.               Consolidated Interim Financial Statements

                      Consolidated Statements of Financial Condition as of
                      March 31, 2001 (Unaudited) and September 30, 2000                                          1

                      Consolidated Statements of Income for the three months and six
                      months ended March 31, 2001 and 2000 (Unaudited)                                           2

                      Consolidated Statements of Changes in Shareholders' Equity for
                      the six months ended March 31, 2001 and 2000 (Unaudited)                                   3

                      Consolidated Statements of Cash Flows for the six months ended
                      March 31, 2001 and 2000 (Unaudited)                                                        4

                      Notes to Unaudited Consolidated Interim Financial Statements                               5

Item 2.               Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                  7

Item 3.               Quantitative and Qualitative Disclosures about Market Risk                                18

PART II               OTHER INFORMATION

Item 1.               Legal Proceedings                                                                         21

Item 2.               Changes in Securities                                                                     21

Item 3.               Default on Senior Securities                                                              21

Item 4.               Submission of Matters to a Vote of Security Holders                                       21

Item 5.               Other Information                                                                         22

Item 6.               Exhibits and Reports on Form 8-K                                                          22


                      Signatures                                                                                23


                           TROY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                               March 31, 2001      September 30, 2000
                                                                               --------------      ------------------
         Assets                                                                 (Unaudited)

Cash and due from banks                                                         $    19,799            $    14,300
Federal funds sold                                                                   10,877                  9,455
                                                                                -----------            -----------
         Total cash and cash equivalents                                             30,676                 23,755
Loans held for sale                                                                   3,422                  2,016
Securities available for sale, at fair value                                        208,505                266,750
Investment securities held to maturity (fair value of  $2,278 and
$2,289 at March 31, 2001 and  September 30, 2000,
respectively)                                                                         2,221                  2,301
Net loans receivable                                                                737,922                586,846
Accrued interest receivable                                                           7,091                  6,064
Other real estate owned                                                                 528                  1,273
Premises & equipment, net                                                            18,571                 15,037
Goodwill and other intangibles, net                                                  32,829                  1,187
Bank-owned life insurance                                                            10,564                     --
Other assets                                                                         21,330                 16,799
                                                                                -----------            -----------
         Total assets                                                           $ 1,073,659            $   922,028
                                                                                ===========            ===========

         Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Savings accounts                                                          $   251,324            $   177,589
      Money market accounts                                                          31,376                 26,103
      N.O.W. and demand accounts                                                    174,077                134,001
      Time accounts                                                                 336,521                218,279
                                                                                -----------            -----------
         Total deposits                                                             793,298                555,972
   Mortgagors' escrow accounts                                                        3,215                  1,717
   Securities sold under agreements to repurchase                                    12,858                105,781
   Short-term borrowings                                                             30,000                 20,000
   Long-term debt                                                                    50,000                 53,027
   Accrued interest payable                                                             990                    712
   Official bank checks                                                               4,031                  7,472
   Contributions payable                                                              1,441                  1,385
   Other liabilities and accrued expenses                                             9,524                  8,684
                                                                                -----------            -----------
         Total liabilities                                                          905,357                754,750
                                                                                -----------            -----------

Shareholders' equity:
   Preferred stock, $.0001 par value; 15,000,000 authorized, none
     issued                                                                              --                     --
   Common stock, $.0001 par value; 60,000,000 shares authorized,
     12,139,021 issued at March 31, 2001 and September 30, 2000
                                                                                          1                      1
   Additional paid-in capital                                                       117,937                117,804
   Unallocated common stock held by ESOP                                             (8,202)                (9,027)
   Unvested restricted stock awards                                                  (3,490)                (3,847)
   Treasury stock, at cost (1,886,974 shares at
     March 31, 2001 and 1,521,846 shares at September 30, 2000)                     (21,328)               (16,020)
   Retained earnings, substantially restricted                                       80,907                 78,543
   Accumulated other comprehensive income (loss)                                      2,477                   (176)
                                                                                -----------            -----------
         Total shareholders' equity                                                 168,302                167,278
                                                                                -----------            -----------
                Total liabilities and shareholders' equity                      $ 1,073,659            $   922,028
                                                                                ===========            ===========


 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    MARCH 31,                      MARCH 31,
                                                              2001           2000            2001            2000
                                                            --------       --------        --------        --------
Interest and dividend income:
     Interest and fees on loans                             $ 14,994       $ 11,377        $ 28,765        $ 22,629
     Securities available for sale:
         Taxable                                               2,421          1,982           4,730           3,852
         Tax-exempt                                              859            748           1,672           1,449
                                                            --------       --------        --------        --------
              Total securities available for sale              3,280          2,730           6,402           5,301
                                                            --------       --------        --------        --------
     Investment securities held to maturity                       44             49              98              99
     Federal funds sold                                           66            184             188             355
                                                            --------       --------        --------        --------
         Total interest and dividend income                   18,384         14,340          35,453          28,384
                                                            --------       --------        --------        --------

Interest expense:
     Deposit and escrow accounts                               7,063          4,559          13,187           9,215
     Short-term borrowings                                       849          1,013           1,907           1,615
     Long-term debt                                              725            684           1,557           1,335
                                                            --------       --------        --------        --------
         Total interest expense                                8,637          6,256          16,651          12,165
                                                            --------       --------        --------        --------
         Net interest income                                   9,747          8,084          18,802          16,219
     Provision for loan losses                                   400            538             766           1,338
                                                            --------       --------        --------        --------
Net interest income after provision for loan losses            9,347          7,546          18,036          14,881
                                                            --------       --------        --------        --------

Non-interest income:
     Service charges on deposits                                 423            250             777             511
     Loan servicing fees                                          86            124             210             256
     Trust service fees                                          210            137             406             339
     Net gains (losses) from securities transactions              21              2            (178)              5
     Net gains (losses) from mortgage loan sales                  18            (50)             (1)            (73)
     Other income                                                517            212           1,193             788
                                                            --------       --------        --------        --------
         Total non-interest income                             1,275            675           2,407           1,826
                                                            --------       --------        --------        --------

Non-interest expenses:
     Compensation and employee benefits                        3,686          3,078           7,260           6,166
     Occupancy                                                   668            532           1,172             997
     Furniture, fixtures and equipment                           239            217             452             411
     Computer charges                                            485            383             920             817
     Professional, legal and other fees                          243            246             639             604
     Printing, postage and telephone                             231            214             393             448
     Other real estate expenses                                   79             60              34             163
     Contributions                                                36             16              71              88
     Goodwill and other intangibles amortization                 416             12             653              24
     Merger related integration costs                             --             --           1,972              --
     Other                                                       740            642           1,477           1,569
                                                            --------       --------        --------        --------
         Total non-interest expenses                           6,823          5,400          15,043          11,287
                                                            --------       --------        --------        --------
Income before income tax expense                               3,799          2,821           5,400           5,420
Income tax expense                                             1,249            752           1,616           1,471
                                                            --------       --------        --------        --------
Net income                                                  $  2,550       $  2,069        $  3,784        $  3,949
                                                            ========       ========        ========        ========

Earnings per common share:
   Basic                                                    $    .28       $    .21        $    .41        $    .38
                                                            --------       --------        --------        --------
   Diluted                                                  $    .27       $    .21        $    .40        $    .38
                                                            --------       --------        --------        --------


 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)


                                                                                            SIX MONTHS ENDED
                                                                                            ----------------
                                                                                     MARCH 31,               MARCH 31,
                                                                                       2001                    2000
                                                                                     ---------               ---------
COMMON STOCK
     Balance at beginning of period                                                  $       1               $       1
                                                                                     ---------               ---------
     Balance at end of period                                                        $       1               $       1
                                                                                     =========               =========

ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of period                                                  $ 117,804               $ 117,759
     Adjustment for ESOP shares released for allocation                                     88                      45
     Stock options exercised (5,350 shares)                                                 (3)                     --
     Adjustment for grant of restricted stock awards                                        48                      --
                                                                                     ---------               ---------
     Balance at end of period                                                        $ 117,937               $ 117,804
                                                                                     =========               =========

UNALLOCATED COMMON STOCK HELD BY ESOP
     Balance at beginning of period                                                  $  (9,027)              $  (9,620)
     ESOP shares released for allocation (83,311 and
           59,836 shares, respectively)                                                    825                     593
                                                                                     ---------               ---------
     Balance at end of period                                                        $ ( 8,202)              $  (9.027)
                                                                                     =========               =========

UNVESTED RESTRICTED STOCK AWARDS
     Balance at beginning of period                                                  $  (3,847)              $      --
     Grant of restricted stock awards (18,500 and 446,165 shares, respectively)           (257)                 (4,824)
     Amortization of restricted stock awards                                               480                     482
     Forfeiture of restricted stock awards (12,400 shares)                                 134                      --
                                                                                     ---------               ---------
     Balance at end of period                                                        $  (3,490)              $  (4,342)
                                                                                     =========               =========

TREASURY STOCK
     Balance at beginning of period                                                  $ (16,020)                     --
     Purchase of treasury stock (376,578 and 1,180,411 shares, respectively)            (5,444)              $ (12,937)
     Grant of restricted stock awards (18,500 and 446,165 shares, respectively)            209                   4,959
     Forfeiture of restricted stock awards (12,400 shares)                                (134)                     --
     Stock options exercised (5,350 shares)                                                 61                      --
                                                                                     ---------               ---------
     Balance at end of period                                                        $ (21,328)              $  (7,978)
                                                                                     =========               =========

RETAINED EARNINGS
     Balance at beginning of period                                                  $  78,543               $  72,699
     Net income                                                                          3,784     $ 3,784       3,949     $  3,949
     Cash dividends ($.16 and $.10 per share, respectively)                             (1,420)                 (1,179)
     Adjustment for grant of restricted stock awards                                        --                    (135)
                                                                                     ---------               ---------
     Balance at end of period                                                        $  80,907               $  75,334
                                                                                     =========               =========


ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     Balance at beginning of period                                                  $    (176)              $    (400)
     Unrealized net holding gains (losses) on available for sale securities arising
            during the period (pre-tax $4,243 and ($1,488))                                          2,546                     (893)
     Reclassification adjustment for net (losses) gains on available for sale
            securities realized in net income (pre-tax $178 and $(5), respectively                     107                       (3)
                                                                                                  --------                 --------
     Other comprehensive income (loss)                                                   2,653       2,653        (896)        (896)
                                                                                     ---------    --------   ---------     --------

     Comprehensive income                                                                         $  6,437                 $  3,053
                                                                                                  ========                 ========

     Balance at end of period                                                        $   2,477               $  (1,296)
                                                                                     =========               =========

     Total shareholders' equity                                                      $ 168,302               $ 170,496
                                                                                     =========               =========


 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      Six  Months Ended
                                                                                          March 31,
                                                                                  2001                2000
                                                                                ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                     (in thousands)
 Net income                                                                     $  3,784            $   3,949
 Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
 Depreciation                                                                        701                  656
 Goodwill and other intangibles amortization                                         653                   24
 Non-cash contribution expense                                                        56                  108
 Net accretion on securities                                                         (47)                (918)
 Provision for loan losses                                                           766                1,338
 Amortization of restricted stock awards                                             480                  482
 ESOP compensation expense                                                           574                  417
 Net accretion of purchase accounting adjustments                                   (268)                  --
 Net (gains) losses on sale of other real estate owned                              (167)                   4
 Write-down of other real estate                                                      10                  362
 Net losses (gains) from securities transactions                                     178                   (5)
 Net losses from mortgage loan sales                                                   1                   73
 Proceeds from sales of loans held for sale                                        5,247                8,232
 Net loans made to customers and held for sale                                    (6,654)              (5,707)
 Net increase in accrued interest receivable and other assets                       (884)              (5,151)
 Net increase (decrease) in contributions payable and other liabilities              436               (3,993)
                                                                                --------            ---------
 Net cash provided by (used in) operating activities                               4,866                 (129)
                                                                                --------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in acquisition activity                                            (50,514)                  --
Proceeds from paydowns of investment securities                                       80                   92
Net loans repaid by (made to) customers                                           12,645              (33,961)
Capital expenditures, net                                                           (317)              (1,135)
Purchase of AFS securities                                                       (99,284)            (231,660)
Proceeds from sale of AFS securities                                              42,008               31,904
Proceeds from maturity/calls/pay-downs of AFS securities                         196,210              230,452
Proceeds from sales of other real estate owned                                     1,214                2,514
                                                                                --------            ---------
Net cash provided by (used in) investing activities                              102,042               (1,794)
                                                                                --------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                               17,813               (2,663)
Net increase (decrease) in mortgagors' escrow accounts                              (211)                 936
Net increase (decrease) in securities sold U/A to repurchase                    (102,756)              82,706
Net decrease in short-term borrowings                                             (5,000)             (80,700)
Repayment of long-term debt                                                       (3,027)                (231)
Proceeds from issuance of long-tem debt                                               --                9,000
Cash dividends paid on common stock                                               (1,420)              (1,179)
Proceeds from stock options exercised                                                 58                   --
Purchase of common stock for treasury                                             (5,444)             (12,937)
                                                                                --------            ---------
Net cash used in financing activities                                            (99,987)              (5,068)
                                                                                --------            ---------
Net increase (decrease) in cash and cash equivalents                               6,921               (6,991)
Cash and cash equivalents at beginning of period                                  23,755               35,935
                                                                                --------            ---------
Cash and cash equivalents at end of period                                      $ 30,676            $  28,944
                                                                                --------            ---------
Supplemental cash flow information disclosure:
   Interest paid                                                                $ 16,373            $  11,866
   Income taxes paid                                                               1,332                1,330
Transfer of loans to other real estate owned                                         203                3,819
Adjustment of securities available for sale to fair value, net of  tax             2,653                 (896)
Grants of restricted stock, net of forfeitures                                        75                4,959
Acquisition activity:
   Fair value of non-cash assets acquired                                        261,790                   --
   Fair value of liabilities assumed                                             243,623                   --


  See accompanying notes to unaudited consolidated interim financial statements

                           TROY FINANCIAL CORPORATION
                         NOTES TO UNAUDITED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS

     NOTE 1. BASIS OF PRESENTATION

          The unaudited consolidated interim financial statements include the accounts of Troy Financial Corporation (the "Company" or "Troy") and its wholly owned subsidiaries, The Troy Savings Bank and The Troy Commercial Bank. All inter-company accounts and transactions have been eliminated in consolidation. Amounts in prior periods' unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. In management's opinion, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2000 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full fiscal year ended September 30, 2001, or any other interim periods.

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

          The following sets forth certain information regarding the calculation of basic and diluted earnings per share for the three-month and six-month periods ended March 31:


                                                                        THREE MONTHS                    SIX MONTHS
                                                                            ENDED                          ENDED
                                                                           MARCH 31,                      MARCH 31,
                                                                      2001           2000            2001           2000
                                                                   ----------     ----------       ---------     ----------

          Net income (in thousands)                                 $   2,550     $    2,069       $   3,784     $    3,949
                                                                    =========     ==========       =========     ==========

          Weighted average common shares                            9,202,282     10,085,567       9,249,781     10,397,529

          Dilutive effect of potential common shares
                   related to stock compensation plans                288,935          6,687         239,049          8,216
                                                                   ----------     ----------       ---------     ----------

          Weighted average common shares including
                   potential dilution                               9,491,217     10,092,254       9,488,830     10,405,745
                                                                    =========     ==========       =========     ==========

          Basic earnings per share                                      $ .28          $ .21           $ .41          $ .38

          Diluted earnings per share                                    $ .27          $ .21           $ .40          $ .38


     NOTE 3. ACQUISITIONS

          On November 10, 2000, Troy acquired Catskill Financial Corporation, a community based financial services company headquartered in Catskill, New York. On the acquisition date, Catskill had assets of approximately $305 million, deposits of $219.9 million and seven full service branches. Catskill shareholders received cash of $23 per share representing a total consideration paid of $89.8 million. The transaction was treated as a purchase, and Troy recorded goodwill of approximately $32.2 million, which is being amortized, on a straight-line basis over a period of 20 years.

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

         The derivative instruments held by the Company as of October 1, 2000 consisted solely of instruments related to the Company's mortgage banking activities. Based on market rates and economic conditions on October 1, 2000, the adoption of SFAS No. 133 as of October 1, 2000 did not have a material effect on the Company's consolidated financial statements, and accordingly, there is no cumulative effect of a change in accounting principle presented. In addition, the effect of the adjustment to fair value of the Company's derivatives during the three months and six months ended March 31, 2001 was not significant. However, there may be increased volatility in net income and stockholders' equity on an ongoing basis as a result of accounting for derivative instruments in accordance with SFAS No. 133.

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2001
--------------------------------------------------------------------------------
                   PART I - FINANCIAL INFORMATION (CONTINUED)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
-------

Troy Financial Corporation (the "Company") is a community based, full-service financial services company offering a wide variety of business, retail, and municipal banking products, as well as a full range of trust, insurance, and investment services. The Company operates through The Troy Savings Bank (the "Savings Bank") and The Troy Commercial Bank (the "Commercial Bank"). The Company's primary sources of funds are deposits and borrowings, which it uses to originate real estate mortgages, both residential and commercial, commercial business loans, and consumer loans throughout its primary market area which consists of the eight New York counties of Albany, Greene, Saratoga, Schenectady, Schoharie, Warren, Washington, and Rensselaer. The Company's Common Stock is traded on the NASDAQ Stock Market National Market Tier under the symbol "TRYF." During fiscal 2000, the Company established the Commercial Bank. The Commercial Bank provides banking and financing services to municipalities. As of March 31, 2001, the Commercial Bank had generated $10.2 million in municipal deposits.

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between the interest it receives on earning assets, such as loans and securities, and the interest it pays on interest-bearing liabilities, principally deposits and borrowings.

Results of operations are also affected by the provision for loan losses, non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses, and to a lesser extent, non-interest income such as trust service fees, loan servicing fees and service charges on deposit accounts. Economic conditions, competition and the monetary and fiscal policies of the federal government in general, significantly affect financial institutions including the Company. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Company's primary market area.

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

Except as required by law, the Company does not undertake, and specifically disclaims any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

FINANCIAL CONDITION
-------------------

Total assets were $1.1 billion at March 31, 2001, an increase of $151.6 million, or 16.4% from the $922.0 million at September 30, 2000. The increase was principally due to the acquisition of Catskill on November 10, 2000, which had a significant impact on most balance sheet line items. Total assets acquired were approximately $305.0 million; however, the Company's total assets increased by a lesser amount, since the Company paid approximately $89.8 million. Furthermore, the Company has de-leveraged the balance sheet as it used proceeds from security maturities and calls to reduce borrowings, rather than reinvest in lower yielding securities at prevailing market interest rates.

Cash and cash equivalents were $30.7 million, an increase of $6.9 million, or 29.1% from the $23.8 million at September 30, 2000. The increase was principally from the acquisition of Catskill, as well as to a lesser extent, an increase in checks in process of collection.

Securities available for sale ("AFS") were $208.5 million, a decrease of $58.2 or 21.8% from $266.8 million at September 30, 2000. The decrease in AFS securities was principally from scheduled maturities and to a lesser extent calls and sales from the Company's existing portfolio which were used to fund a portion of the acquisition cost of Catskill. In addition, the Company has not reinvested cash flows from its portfolio run-off due to the lower rate environment; rather its has reduced borrowings and it expects to re-leverage the balance sheet as opportunities arise to fund higher yielding loans.

Loans receivable were $752.2 million as of March 31, 2001, an increase of $153.4 million or 25.6% over the $598.7 million as of September 30, 2000. The following table shows the loan portfolio composition as of the respective balance sheet dates:


                                                       March 31,                              September 30,
                                                         2001                                      2000
                                                     --------------       % of Loans          --------------       % of Loans
                                                     (In thousands)       ----------          (In thousands)       ----------
     Real estate loans:
         Residential mortgage                           $ 345,485             45.9%              $ 226,961             37.9%
         Commercial                                       236,418             31.4                 233,334             38.9
         Construction                                       9,816              1.3                   7,300              1.2
                                                        ---------          -------               ---------           ------
             Total real estate loans                      591,719             78.6                 467,595             78.0
                                                        ---------          -------               ---------           ------
     Commercial business loans                             94,643             12.6                  87,167             14.6
                                                                           -------                                   ------
     Consumer loans:
         Home equity lines of credit                        6,521               .9                   5,019               .8
         Other consumer                                    59,592              7.9                  39,320              6.6
                                                        ---------          -------               ---------           ------
             Total consumer loans                          66,113              8.8                  44,339              7.4
                                                        ---------          -------               ---------           ------
     Gross loans                                          752,475            100.0%                599,101            100.0%
     Net deferred loan fees and costs                        (315)         =======                    (364)          ======
                                                        ---------                                ---------
             Total loans receivable                     $ 752,160                                $ 598,737
                                                        =========                                =========



The Company acquired loans of $167.4 million from Catskill, which were principally residential mortgages and to a lesser extent, consumer loans. The residential mortgage portfolio increased $118.5 million since September 30, 2000, or 52.2%, whereas the consumer loan portfolio increased $21.8 million, or 49.1%. The acquisition of Catskill increased the percentage of the portfolio represented by residential mortgages, and decreased the percentage represented by commercial mortgage and commercial business loans. Subject to market conditions, the Company intends to continue to emphasize increasing its commercial real estate and commercial business loan portfolios as part of its strategy to continue to diversify its portfolio and increase commercial banking activities.

Non-performing assets at March 31, 2001 were $5.0 million, or .46% of total assets, compared to the $6.9 million, or .75% of total assets at September 30, 2000. The table below sets forth the amounts and categories of the Company's non-performing assets.


                                                                                      March 31,         September 30,
                                                                                        2001                2000
                                                                                       -------            -------
                                                                                           (dollars in thousands)

Non-accrual loans:
    Real estate loans:
       Residential mortgage                                                            $ 2,735            $ 2,424
       Commercial mortgage                                                                 758              2,829
       Construction                                                                         --                 --
                                                                                       -------            -------
         Total real estate loans                                                         3,493              5,253
    Commercial business loans                                                               97                103
    Home equity lines of credit                                                            158                 84
    Other consumer loans                                                                   698                160
                                                                                       -------            -------
       Total non-accrual loans                                                           4,446              5,600
Troubled debt restructurings                                                                --                 53
                                                                                       -------            -------
         Total non-performing loans                                                    $ 4,446            $ 5,653
                                                                                       =======            =======
Other real estate owned:
       Residential real estate                                                             118                240
       Commercial real estate                                                              410              1,033
                                                                                       -------            -------
          Total other real estate owned                                                    528              1,273
                                                                                       -------            -------
Total non-performing assets                                                            $ 4,974            $ 6,926
                                                                                       =======            =======

Allowance for loan losses                                                              $14,238            $11,891
                                                                                       =======            =======
Allowance for loan losses as a percentage
     of non-performing loan                                                             320.24%            210.35%
Allowance for loan losses as a percentage of total loans                                  1.89%              1.99%
Non-performing loans as a percentage of total loans                                       0.59%              0.94%
Non-performing assets as a percentage of total assets                                     0.46%              0.75%


The decrease in non-performing loans at March 31, 2001 as compared to September 30, 2000 was principally due to the payoff of a commercial real estate loan. Increases in other non-performing loan categories, primarily residential mortgages, home equity and consumer loans, were due to non-performing loans acquired from Catskill.

The following table summarizes the activity in other real estate owned for the periods presented:


                                                    Six Months Ended March 31,
                                                   ----------------------------
                                                   2001                   2000
                                                   ----                   ----
                                                          (In thousands)

   Other real estate beginning of period          $ 1,273              $ 1,845
   Transfer of loans to other real estate owned       203                3,819
   Other real estate acquired from Catskill           109                    -
   Sales of other real estate, net                 (1,047)              (2,518)
   Write-down of other real estate                    (10)                (362)
                                                  -------              -------
   Other real estate end of period                $   528              $ 2,784
                                                  =======              =======

Additionally, at March 31, 2001, the Company identified approximately $3.8 million in loans having more than normal credit risk, principally all of which are secured by real estate. The Company believes that if economic and/or business conditions change in its lending area, some of these loans could become non-performing in the future.

The allowance for loan losses was $14.2 million or 1.89% of period end loans at March 31, 2001, and provided coverage of non-performing loans of 320.24%, compared to coverage of 210.35% and 1.99% of period end loans as of September 30, 2000. The following summarizes the activity in the allowance for loan losses:


                                                                          Six Months Ended March 31,
                                                                        ------------------------------
                                                                          2001                  2000
                                                                        --------              --------
                                                                                (In thousands)
                Allowance at beginning of the period                    $ 11,891              $ 10,764
                    Charge-offs                                             (687)               (1,208)
                    Recoveries                                                84                   411
                                                                        --------              --------
                        Net charge-offs                                     (603)                 (797)
                    Provision for loan losses                                766                 1,338
                    Allowance acquired from Catskill                       2,184                    --
                                                                        --------              --------
                Allowance at end of the period                          $ 14,238              $ 11,305
                                                                        ========              ========


Total deposits were $793.3 million at March 31, 2001, up $237.3 million or 42.7% from the $556.0 million at September 30, 2000. The following table shows the deposit composition as of the two dates:

                                                          March 31, 2001                        September 30, 2000
                                                  ------------------------------         -------------------------------
                                                  (In thousands)   % of Deposits         (In thousands)   % of Deposits
        Savings                                     $ 251,324          31.7%                $ 177,589          31.9%
        Money market                                   31,376           4.0                    26,103           4.7
        NOW                                           120,672          15.2                    90,005          16.2
        Non-interest-bearing demand                    53,405           6.7                    43,996           7.9
        Time deposits                                 336,521          42.4                   218,279          39.3
                                                     --------         -----                 ---------         -----
                                                     $793,298         100.0%                $ 555,972         100.0%
                                                     ========         =====                 =========         =====


The increase in deposits was principally due to the $219.9 million of deposits acquired from Catskill, with the remaining increase primarily representing municipal deposits generated by the Commercial Bank. The acquisition of Catskill did not significantly change the Company's deposit mix, but did reduce the Company's reliance on borrowings to fund loans by reducing the Company's loan to deposit ratio to 94.8% at March 31, 2001, from the 107.7% reported at September 30, 2000.

The Company decreased its total borrowings, which are primarily with the Federal Home Loan Bank of New York ("FHLB"), to $92.9 million at March 31, 2001, a decrease of $86.0 million, or 48.1% from the $178.8 million at September 30, 2000. The Company has de-leveraged its balance sheet as it used the proceeds from security maturities, calls and sales to reduce borrowings. The Company does expect to re-leverage the balance sheet to fund higher yielding loans. At March 31, 2001, the Company still had additional available credit of $46.1 million under its overnight line and $46.1 million under its one-month advance program with the FHLB.

Shareholders' equity at March 31, 2001 was $168.3 million, an increase of $1.0 million or .6% from the $167.3 million at September 30, 2000. The increase was principally due to the $2.7 million positive change in the Company's net unrealized gain (loss) on securities available for sale, net of taxes, due to a decrease in market interest rates, the $.9 million increase due to the release of ESOP shares, the $2.4 million of net income retained after cash dividends and the $.5 million due to amortization of restricted stock awards. Offsetting these increases was the $5.4 million cost to repurchase 376,578 shares of the Company's common stock and the grant of additional restricted stock awards, net of forfeitures.

Shareholders' equity as a percentage of total assets decreased to 15.7% at March 31, 2001 compared to 18.1% at September 30, 2000, primarily due to the increase in assets from the Catskill acquisition. Book value per common share was $16.42 at March 31, 2001, compared to $15.76 at September 30, 2000.

COMPARISON OF OPERATING RESULTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------

General
-------

For the three months ended March 31, 2001, the Company recorded net income of $2.6 million, an increase of $481 thousand, or 23.2%, compared to the three month period ended March 31, 2000. Basic and diluted earnings per share were $.28 and $.27, respectively, an increase of 33.3% and 28.6% compared to basic and diluted earnings per share of $.21 for the three months ended March 31, 2000. For the three months ended March 31, 2001, weighted average common shares
- basic were 9,202,282, down 883,285, or 8.8%, from the comparable period of the prior year due to the Company's share repurchase programs. Weighted average shares diluted was down only 601,037, or 6.0% due to the higher average market price of the Company's common stock during the period ending March 31, 2001, which increased the number of shares to be included for dilution.

Annualized return on average assets for the three months ended March 31, 2001 and 2000, was .96% and .97%, respectively, and the annualized return on average equity was 6.15% and 4.92%, respectively.

Net Interest Income
-------------------

Net interest income on a tax equivalent basis for the three months ended March 31, 2001, was $10.3 million, an increase of $1.8 million, or 20.6%, when compared to the three months ended March 31, 2000. The increase was principally volume related with average earning assets up $167.2 million, or 20.6%, resulting primarily from the Catskill acquisition.

Interest income for the three months ended March 31, 2001 was $18.9 million on a tax equivalent basis, an increase of $4.1 million, or 28.0%, over the comparable period last year. The $167.2 million increase in average earning assets had a direct positive effect on interest income as the Company sought to leverage its excess capital through the acquisition of Catskill. The Company also benefited from a 45 basis point increase in the yield on average earning assets caused primarily by increases in the yield earned on the loan and securities portfolios due to higher market interest rates during most of 2000.

Average earning assets increased principally in the loan and securities available for sale portfolios, which on average grew 26.6% and 8.2%, respectively. Average loans increased $159.1 million principally due to the loan portfolio acquired from Catskill. The Company's average commercial real estate and commercial loan portfolios grew $24.5 million, or 7.9%, as the Company continues to emphasize its commercial banking strategy. The average yield on the loan portfolio increased 31 basis points to 7.94% due to the general rising of market interest rates in 2000.

Average securities available for sale increased $16.2 million or 8.2%. The Company estimates that the securities acquired from the Catskill acquisition increased average securities for the quarter by approximately $70.3 million. Principally offsetting that impact, however, were maturities in the Company's existing portfolio, which were not reinvested but instead used to fund a portion of the Catskill acquisition and pay-down borrowings. The yield on the average securities available for sale portfolio increased 72 basis points as the Company's relatively short average life portfolio benefited from its reinvestment in a rising rate environment in 2000.

Interest expense for the three months ended March 31, 2001, was $8.6 million, an increase of $2.4 million or 38.1%. Average interest-bearing liabilities increased $207.5 million or 33.0%, principally due to the acquisition of Catskill. Furthermore, the Company incurred a 19 basis point increase in its cost of funds due to the general rise in market interest rates since the comparable quarter of the prior year. Despite the increase in its cost of funds, the Company's net interest spread increased 26 basis points to 3.53% as its average earning assets re-priced quicker than its cost of funds. The net interest spread was also favorably impacted by the acquisition of Catskill which increased the percentage of average earning assets represented by higher yielding loans to 77.3% of average earning assets from 73.6% in the comparable period. In addition, the acquisition also improved the funding mix with lower cost interest-bearing deposits now representing 87.1% of interest bearing liabilities, up from 81.5% in the prior fiscal quarter.

The Company's net interest margin was 4.25% for the three months ended March 31, 2001, up 4 basis points from the quarter ended March 31, 2000, as the increase in the Company's average earning asset yields more than offset the increase in the average cost of interest-bearing liabilities and the cost to fund the Catskill acquisition. The acquisition of Catskill increased the amount of average earning assets funded by interest-bearing liabilities, however the 26 basis point increase in the Company's net interest spread more than offset that cost. For the three months ended March 31, 2001, the Company had $142.9 million of average earning assets with no funding costs, a decrease of $40.3 million, or 22.0%, from the $183.2 million for the three months ended March 31, 2000. The Company expects its net interest margin to contract over the next quarter due to the Company's asset sensitivity, especially the re-pricing of its commercial loan portfolio, as recent monetary policy by the Federal Reserve has lowered interest rates.

For more information on average balances, interest, yields and rates, please refer to Table #1, included in this report.

Provision for Loan Losses
-------------------------

The Company establishes an allowance for loan losses based on an analysis of risk factors in its loan portfolio. This analysis includes concentrations of credit, past loan loss experience, current economic conditions, amount and composition of loan portfolio, estimated fair market value of underlying collateral, delinquencies and other factors. Accordingly, the determination of the adequacy of the allowance for loan losses is not based solely on the level of non-performing loan, or any single factor.

The provision for loan losses was $400 thousand, or .21% annualized of average loans for the three months ended March 31, 2001, down $138 thousand or 25.7% from the comparable period of the prior year. The provision was reduced primarily as a result of improved asset quality. The Company had net charge-offs of $375 thousand or .20% annualized of average loans for the quarter ended March 31, 2001, compared to net charge-offs of $305 thousand or .21% of average loans in the comparable period last year. Non-performing loans were $4.4 million at March 31, 2001, or .59% of total loans, a decrease of $1.8 million from December 31, 2000 when they were .82% of total loans due principally to the payoff of a non-performing commercial real estate loan during the quarter. At March 31, 2001, the allowance for loan losses was $14.2 million or 1.89% of period end loans, and provided coverage of non-performing loans of 320.2%, compared to 1.90% and 203.4%, respectively, as of March 31, 2000.

Non-Interest Income
-------------------

Non-interest income was $1.3 million for the three months ended March 31, 2001, an increase of $600 thousand or 88.9% from the three months ended March 31, 2000, principally from the acquisition of Catskill. Service charges on deposits were $423 thousand, up $173 thousand or 69.2% from the comparable quarter in 2000 primarily from the acquisition of Catskill, as well as fees earned on debit cards, a new product in May 2000. Trust service fees were $210 thousand, up $73 thousand over the prior fiscal year due principally to an increase in assets under management. The Company had net gains on mortgage loan sales of $18 thousand in the quarter ended March 31, 2001, as compared to $50 thousand of net losses in the comparable quarter in 2000. Also during the quarter ended March 31, 2001, the Company had an $80 thousand gain on the sale of mortgage servicing rights and an increase of $148 thousand in the cash surrender value of its Bank Owned Life Insurance acquired in the Catskill acquisition. Somewhat offsetting the increases was a $38 thousand, or 30.6% decrease in loan servicing fee income as the Company experienced higher prepayments in its serviced portfolio and had to record an impairment charge on its mortgage servicing rights.

Non-Interest Expenses
---------------------

Non-interest expenses for the three months ended March 31, 2001 were $6.8 million, an increase of $1.4 million, or 26.4%, over the comparable period last year. The increase was principally the on-going costs associated with the addition of Catskill's seven full-service branch offices. The Company also incurred a $96 thousand, or 47.6% increase in the cost of its ESOP due the higher average market price of the Company's common stock compared to the average market price in the comparable quarter. In addition, the current period included goodwill amortization from the Catskill acquisition of approximately $404 thousand.

Income Tax Expense
------------------

Income tax expense for the three months ended March 31, 2001, was $1.2 million, an increase of $497 thousand, or 66.1%, from the comparable period last year. The Company's effective tax rates for the three months ended March 31, 2001 and 2000, were 32.9% and 26.7%, respectively. The increase in income tax expense is principally the impact of the higher income before income tax expense in the current period, as well as the higher effective tax rate. The increase in the effective tax rate is principally due to the non-deductibility of goodwill amortization expense and the fact that tax-exempt income was a smaller portion of the Company's taxable income in the current period compared to the same period last year.

COMPARISON OF OPERATING RESULTS
FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
------------------------------------------------

General
-------

For the six months ended March 31, 2001, the Company recorded net income of $3.8 million, a decrease of $165,000, or 4.2%, compared to the six month period ended March 31, 2000. Basic and diluted earnings per share were $.41 and $.40, respectively, an increase of 7.9% and 5.3% respectively compared to basic and diluted earnings per share of $.38 for the six months ended March 31, 2000. For the six months ended March 31, 2001, weighted average common shares - basic were 9,249,781, down 1,147,748, or 11.0%, from the comparable period of the prior year due to the Company's share repurchase programs. Weighted average shares-diluted were down only 916,915, or 8.8% due to the higher average market price of the Company's common stock during the six month period ending March 31, 2001, which increased the number of shares to be included for dilution.

The Company's net income and basic and diluted earnings per share for the six months ended March 31, 2001, were adversely impacted by $2.0 million ($1.2 million after-tax) of merger related integration costs expensed as part of the acquisition and integration of Catskill. Excluding the merger related integration costs, net income would have been $5.0 million and basic and diluted earnings per share would have been $.54 and $.52 per share, respectively

Excluding merger related integration costs, annualized return on average assets for the six months ended March 31, 2001 and 2000, was .97% and .93%, respectively, and the annualized return on average equity was 5.95% and 4.54%, respectively.

Net Interest Income
-------------------

Net interest income on a tax equivalent basis for the six months ended March 31, 2001, was $19.8 million, an increase of $2.8 million or 16.2%, when compared to the three months ended March 31, 2000. The increase was principally volume related with average earning assets up $144.1 million, or 18.1%, primarily from the Catskill acquisition.

Interest income for the six months ended March 31, 2001 was $36.4 million on a tax equivalent basis, an increase of $7.2 million, or 24.8%, over the comparable period last year. The $144.1 million increase in average earning assets had a direct positive effect on interest income as the Company sought to leverage its excess capital through the acquisition of Catskill. The Company also benefited from a 42 basis point increase in the yield on average earning assets caused primarily by increases in the yield earned on the loan and securities portfolios due to higher market interest rates during the year 2000.

Average earning assets increased principally in the loan and securities available for sale portfolios, which on average grew 22.9% and 8.5%, respectively. Average loans increased $134.4 million principally from the loan portfolio acquired from Catskill. The Company's average commercial real estate and commercial loan portfolios grew $50.4 million, or 16.8%, as the Company continues to emphasize its commercial banking strategy. The average yield on the loan portfolio increased 26 basis points to 7.98% due to the general rising of market interest rates in 2000.

Average securities available for sale increased $16.4 million or 8.5%. The Company estimates that the securities portfolio acquired from Catskill increased average securities for the six months by approximately $59.7 million. Principally offsetting that impact, however, were maturities in the Company's existing portfolio, which were not reinvested but instead used to fund a portion of the Catskill acquisition and pay-down borrowings. The yield on the average securities available for sale portfolio increased 74 basis points as the Company's relatively short average life portfolio benefited from its reinvestment in a rising rate environment in 2000.

Interest expense for the six months ended March 31, 2001, was $16.7 million, an increase of $4.5 million or 36.9%. Average interest-bearing liabilities increased $172.1 million or 27.8%, principally due to the acquisition of Catskill. Average interest bearing deposits increased $160.6 million, or 31.1% and average borrowings increased $11.5 million, or 11.2% primarily to due the Catskill acquisition. Furthermore, the Company incurred a 28 basis point increase in its cost of funds due to the general rise in market interest rates since the comparable six month period of the prior year. Despite the increase in its cost of funds, the Company's net interest spread increased 14 basis points to 3.52% as its average earning assets repriced faster than the change in its cost of funds.

The Company's net interest margin was 4.21% for the six months ended March 31, 2001, down 6 basis points compared to the same period of the prior year. The decrease was principally caused by the cost to purchase Catskill as the Company used cash flow from its existing securities portfolio to pay a portion of the $89.8 million purchase price. The acquisition of Catskill increased the amount of average earning assets funded by interest-bearing liabilities. For the six months ended March 31, 2001, the Company had $151.1 million of average earning assets with no funding costs, a decrease of $28.0 million, or 15.6%, from the $179.1 million for the six months ended March 31, 2000.

For more information on average balances, interest, yields and rates, please refer to Table #2, included in this report.

Provision for Loan Losses
-------------------------

The provision for loan losses was $766 thousand, or .21% annualized of average loans for the six months ended March 31, 2001, down $572 thousand, or 42.8% from the comparable period of the prior year. The provision was decreased principally based on lower net charge-offs and improved asset quality. The Company had net charge-offs of $603 thousand, or .17% of average loans for the six months ended March 31, 2001, compared to net charge-offs of $797 thousand, or .27% of average loans in the comparable period last year.

Non-Interest Income
-------------------

Non-interest income was $2.4 million for the six months ended March 31, 2001, an increase of $581 thousand, or 31.8% from the six months ended March 31, 2000, principally from the Catskill acquisition. Service charges on deposit accounts were $777 thousand, an increase of $266 thousand, or 52.1% from the comparable period. The increase was principally from the Catskill acquisition, however, a portion of the increase was attributable to the introduction of debit card product in May 2000. Also during the six months ended March 31, 2001, the Company realized a $174 thousand gain on the sale of a partnership interest, a $151 thousand gain on the sale of mortgage servicing rights and an increase of $232 thousand in the cash surrender value of its Bank Owned Life Insurance acquired from Catskill. Somewhat offsetting the increases were net securities losses of $178 thousand realized in the six month period ended March 31, 2001, as compared to $5 thousand of net securities gains in the comparable period.

Non-Interest Expenses
---------------------

Non-interest expenses for the six months ended March 31, 2001 were $15.0 million, an increase of $3.8 million, or 33.3%, over the comparable period last year. The increase was principally due to the $2.0 million of merger related integration costs, such as compensation, data processing and other professional fees incurred to merge Catskill operations into the Company. In addition, the Company recorded goodwill amortization related to the Catskill acquisition of $629 thousand and had an increase of $157 thousand, or 37.6% in the cost of its ESOP due to the higher average market price of the Company's common stock. Excluding the merger related integration costs, the goodwill amortization and the increase in the ESOP expense, non-interest expenses increased only $1.0 million, or 8.8% primarily from the on-going costs associated with the addition of Catskill's seven full-service branch offices.

Income Tax Expense
------------------

Income tax expense for the six months ended March 31, 2001, was $1.6 million, an increase of $145 thousand or 9.9%, from the comparable period last year. The Company's effective tax rates for the six months ended March 31, 2001 and 2000, were 29.9% and 27.1%, respectively. The increase in both income tax expense and the effective tax rate primarily reflects the impact of non-deductible goodwill amortization related to the acquisition of Catskill.

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

Net cash provided by operating activities was $4.9 million for the six months ended March 31, 2001, up $5 million from the comparable six-month period. The increase was principally due to changes in other assets and other liabilities between the comparable periods. Other assets used more cash in the prior year, as the Company purchased partnership interests, whereas in the current period the Company sold some of those interests. Other liabilities also used more cash in the prior year, primarily from the reduction in outstanding official bank checks. Somewhat offsetting this increase was the change in loans held for sale, as the Company originated more loans held for sale than it sold in the six months ended March 31, 2001, whereas in the comparable period sales exceeded originations.

Investing activities provided net cash inflow of $102.0 million during the six months ended March 31, 2001. Net securities activities provided $138.9 million as the Company sold lower yielding securities and held cash flow from its existing maturities and calls to pay a portion of the Catskill acquisition. Loan repayments also generated $12.6 million, as the residential mortgage and consumer loan portfolios experienced run-off as the Company has been selling most fixed rate residential originations rather than holding for portfolio due to the lower rate environment. Net cash used for the acquisition of Catskill was $50.5 million, as part of the acquisition cost was funded by the $39.4 million of cash acquired from Catskill. Financing activities used cash of $100.0 million, as the Company reduced borrowings by $110.8 million, which were offset, in part by a $17.8 million increase in deposits a portion of which were generated by the Commercial Bank.

An important source of the Company's funds is the Company's core deposits. Management believes that a substantial portion of the Company's $793.3 million of deposits are a dependable source of funds due to long-term customer relationships. The Company does not currently use brokered deposits as a source of funds, and as of March 31, 2001, deposit accounts having balances in excess of $100 thousand, totaled $159.3 million, or 20.1%, of total deposits.

The Company anticipates that it will have sufficient funds to meet its current commitments. At March 31, 2001, the Company had commitments to originate loans of $42.2 million. In addition, the Company had unused commitments of $101.2 million on commercial business, home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at March 31, 2001, totaled $275.1 million, or 81.7% of total certificates outstanding and management believes that a significant portion of such deposits will remain with the Company.

At March 31, 2001, the Savings Bank, the Commercial Bank, and the Company all met the capital adequacy requirements to which they were subject. Also as of that date all met the standards to be a well-capitalized institution under applicable regulations.

The following is a summary of the actual capital amounts and ratios at March 31, 2001, compared to minimum capital requirements:

                                                        Actual                                Minimum
                                                        Amount          %                     Amount          %
                                                        ------         ---                    ------         --
                                                                    (Dollars in thousands)
         Tier 1 Leverage:
            Savings Bank                               $ 99,238         9.79%                  $40,559      4.00%
            Commercial Bank                              10,147        47.14%                      861      4.00%
            Consolidated                                133,778        12.78%                   41,855      4.00%
         Tier 1 Risk Based Capital:
            Savings Bank                                 99,238        13.85%                   28,656      4.00%
            Commercial Bank                              10,147       204.05%                      199      4.00%
            Consolidated                                133,778        18.49%                   28,938      4.00%
         Total Risk Based Capital:
            Savings Bank                                108,507        15.15%                   57,311      8.00%
            Commercial Bank                              10,147       204.05%                      398      8.00%
            Consolidated                                143,174        19.79%                   57,876      8.00%

At March 31, 2001, the Company had $12.9 million of available resources at the holding company level on an unconsolidated basis to use for direct activities of the Company. Furthermore, the Company has the ability to obtain dividends from the Savings and the Commercial Bank to provide additional funds. However, New York State Banking law provides generally that all dividends declared in any calendar year not exceed the total of the Bank's net profits for the year combined with its retained net profits of the preceding two years, less any required transfer to surplus, without the prior approval from the Superintendent of Banks. The term "net profits" means the remainder of all earnings from current operations plus actual recoveries on loans, investments and other assets, after deducting all current operating expenses, actual losses and all federal and state taxes. Net profits must be reduced at the time a provision for loan losses is made rather than when any net losses are charged to the loan loss reserve. The Savings Bank has already paid dividends to the Company over the past two years in excess of that amount, therefore, NYS banking approval would be required before additional dividends could be paid at this time, other than net profits in calendar year 2001. The Savings Bank has so far reported net profits for the current calendar year of $2.3 million and has declared a $2 million cash dividend payable to the holding company which it expects to pay in May 2001.

                   PART I - FINANCIAL INFORMATION (CONTINUED)

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

                                                                        For the three months ended March 31,
                                                   ---------------------------------------------------------------------------------
                                                                    2001                                      2000
                                                   --------------------------------------    ---------------------------------------
                                                   Average                                   Average
                                                   Balance      Interest       Yield/Rate    Balance         Interest     Yield/Rate
                                                   -------      --------       ----------    -------         --------     ----------
                                                                               (Dollars in thousands)
INTEREST-EARNING ASSETS
  Total loans                                    $  756,273      $15,005          7.94%      $597,188         $11,386        7.63%
  Loans held for sale                                 1,871           38          8.12%         2,104              41        7.79%
  Investment securities held to maturity              2,249           44          7.83%         2,464              49        7.95%
  Securities available for sale:
      Taxable                                       139,788        2,427          6.94%       125,036           1,982        6.34%
      Tax-exempt                                     73,742        1,307          7.09%        72,333           1,110        6.14%
                                                 ----------      -------                     --------         -------
        Total securities available for sale         213,530        3,734          6.99%       197,369           3,092        6.27%
                                                 ----------      -------                     --------         -------
  Federal funds sold and other                        4,941           66          5.42%        12,510             184        5.92%
                                                 ----------      -------                     --------         -------
    Total interest-earning assets                   978,864       18,887          7.72%       811,635          14,752        7.27%
  Allowance for loan losses                        (14,314)      -------                      (11,312)        -------
  Other assets, net                                 113,921                                    55,710
                                                 ----------                                  --------
         Total assets                            $1,078,471                                  $856,033
                                                 ==========                                  ========

INTEREST-BEARING LIABILITIES
  Deposits:
    NOW and Super NOW accounts                      114,886          619          2.19%        87,393             475        2.19%
    Money market accounts                            30,179          227          3.05%        18,360             138        3.02%
    Savings accounts                                249,159        1,775          2.89%       187,119           1,321        2.84%
    Time deposits                                   329,991        4,426          5.44%       216,902           2,616        4.85%
    Escrow accounts                                   3,634           16          1.79%         2,277               9        1.59%
                                                 ----------      -------                     --------         -------
    Total interest-bearing deposits                 727,849        7,063          3.94%       512,051           4,559        3.58%
                                                 ----------      -------                     --------         -------
  Borrowings:
   Securities sold U/A to repurchase                 13,447          171          5.16%        47,797             699        5.88%
   Short-term borrowings                             44,600          678          6.17%        21,526             314        5.87%
   Long-term debt                                    50,032          725          5.88%        47,071             684        5.84%
                                                 ----------      -------                     --------         -------
        Total borrowings                            108,079        1,574          5.91%       116,394           1,697        5.86%
                                                 ----------      -------                     --------         -------
    Total interest-bearing liabilities              835,928        8,637          4.19%       628,445           6,256        4.00%
                                                 ----------      -------                     --------         -------
  Non-interest-bearing deposits                      54,465                                    41,314
  Other liabilities                                  20,015                                    17,039
  Shareholders' equity                              168,063                                   169,235
                                                 ----------                                  --------
         Total liabilities & equity              $1,078,471                                  $856,033
                                                 ==========                                  ========

  Net interest spread                                                             3.53%                                      3.27%
  Net interest income/net interest margin                        $10,250          4.25%                        $8,496        4.21%

  Less: tax equivalent adjustment                                    503                                          412
                                                                 -------                                      -------
  Net interest income as per
     consolidated financial statements                           $ 9,747                                      $ 8,084
                                                                 =======                                      =======
  Ratio of interest-earning assets to
     interest-bearing liabilities                                               117.10%                                    129.15%

               TABLE #2 AVERAGE BALANCES, INTEREST, YIELD AND RATE

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

                                                                         For the six months ended March 31,
                                                   --------------------------------------------------------------------------------
                                                                   2001                                       2000
                                                   -------------------------------------     --------------------------------------
                                                   Average                                   Average
                                                   Balance      Interest      Yield/Rate     Balance        Interest     Yield/Rate
                                                   -------      --------      ----------     -------        --------     ----------
                                                                               (Dollars in thousands)
INTEREST-EARNING ASSETS
  Total loans                                      $720,785      $28,775          7.98%      $586,409         $22,643        7.72%
  Loans held for sale                                 2,128           87          8.18%         2,522              98        7.77%
  Investment securities held to maturity              2,267           98          8.65%         2,488              99        7.96%
  Securities available for sale:
      Taxable                                       136,741        4,741          6.93%       122,437           3,852        6.29%
      Tax-exempt                                     73,223        2,543          6.95%        71,097           2,148        6.04%
                                                 ----------      -------                     --------         -------
        Total securities available for sale         209,964        7,284          6.94%       193,534           6,000        6.20%
                                                 ----------      -------                     --------         -------
  Federal funds sold and other                        6,379          188          5.91%        12,425             355        5.71%
                                                 ----------      -------                     --------         -------
    Total interest-earning assets                   941,523       36,432          7.74%       797,378          29,195        7.32%
  Allowance for loan losses                         (13,775)     -------                      (11,122)        -------
  Other assets, net                                 101,494                                    64,966
                                                 ----------                                  --------
         Total assets                            $1,029,242                                  $851,222
                                                 ==========                                  ========

INTEREST-BEARING LIABILITIES
  Deposits:
    NOW and Super NOW accounts                      107,856        1,175          2.18%        86,532             952        2.20%
    Money market accounts                            28,555          432          3.03%        18,816             284        3.02%
    Savings accounts                                232,732        3,342          2.88%       187,677           2,664        2.84%
    Time deposits                                   303,698        8,203          5.42%       220,399           5,293        4.80%
    Escrow accounts                                   3,798           35          1.85%         2,571              22        1.71%
                                                 ----------      -------                     --------         -------
    Total interest-bearing deposits                 676,639       13,187          3.91%       515,995           9,215        3.57%
                                                 ----------      -------                     --------         -------
  Borrowings:
   Securities sold U/A to repurchase                 13,036          362          5.57%        25,377             724        5.71%
   Short-term borrowings                             48,247        1,545          6.42%        31,189             891        5.71%
   Long-term debt                                    52,494        1,557          5.95%        45,734           1,335        5.84%
                                                 ----------      -------                     --------         -------
        Total borrowings                            113,777        3,464          6.11%       102,300           2,950        5.77%
                                                 ----------      -------                     --------         -------
    Total interest-bearing liabilities              790,416       16,651          4.22%       618,295          12,165        3.94%
                                                 ----------      -------                     --------         -------
  Non-interest-bearing deposits                      50,953                                    44,121
  Other liabilities                                  20,230                                    14,927
  Shareholders' equity                              167,643                                   173,879
                                                 ----------                                  --------
         Total liabilities & equity              $1,029,242                                  $851,222
                                                 ==========                                  ========

  Net interest spread                                                             3.52%                                      3.38%
  Net interest income/net interest margin                        $19,781          4.21%                       $17,030        4.27%

  Less: tax equivalent adjustment                                    979                                          811
                                                                 -------                                      -------
  Net interest income as per
     consolidated financial statements                           $18,802                                      $16,219
                                                                 =======                                      =======
  Ratio of interest-earning assets to
     interest-bearing liabilities                                               119.12%                                    128.96%

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q

                                 MARCH 31, 2001

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

                  None

Item 2.  Changes in Securities
         ---------------------

                  None

Item 3.  Defaults on Senior Securities
         -----------------------------

                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the annual meeting of shareholders held on February 8, 2001, there were 9,185,038 voting shares present in person or by proxy, which represented 87.5% of the Company's outstanding shares eligible to vote of 10,494,597. Votes were taken on the following proposals:

         Proposal #1 "Election of three directors for three-year terms and until their successors have been duly elected and qualified."

              NOMINEES                        VOTES FOR             PERCENTAGE               WITHHOLD               PERCENTAGE
         George H. Arakelian                  9,091,037               99.0%                   94,001                   1.0%

         Richard B. Devane                    9,043,452               98.5%                  141,586                   1.5%

         Edward G. O'Haire                    9,037,056               98.4%                  147,982                   1.6%


         The Board of Directors of the Company currently consists of ten members. There were no abstentions or broker non-votes.

         Proposal #2 "To approve the granting of discretion to the Board of Directors or its Compensation Committee to amend grants of stock options, restricted stock and restricted stock units made to directors, officers and employees under the Company's Long-Term Equity Compensation Plan prior to this Annual Meeting to allow accelerated vesting upon certain circumstances related to a change in control; and establish the vesting terms and conditions for future awards without regard to previous limitations.

            FOR           PERCENTAGE    AGAINST    PERCENTAGE   ABSTAIN       PERCENTAGE     NON-VOTE         PERCENTAGE
         5,994,984           65.3%       831,094       9.0%      74,666          0.9%        2,284,294           24.8%


Item 5.  Other Information
         -----------------

                  None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  (3.2)    Bylaws of Troy Financial Corporation.

                  (10.1) Employment agreement dated December 29, 2000 by and among Troy Financial Corporation and David J. DeLuca.

         (b)      Reports on Form 8-K

                  (i) On January 25, 2001, Troy Financial Corporation filed amendment no.1 to its Form 8-K filed on November 27, 2000 relating to Troy's acquisition of Catskill Financial Corporation on November 10, 2000. The amendment incorporated the Pro Forma Financial Information required by Item 7 (b) of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TROY FINANCIAL CORPORATION


Date: May 15, 2001                   /s/ Daniel J. Hogarty, Jr.
                                    --------------------------------------------
                                            Daniel J. Hogarty, Jr.
                                            Chairman of the Board, President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)

Date: May 15, 2001                   /s/ David J. DeLuca
                                    --------------------------------------------
                                            David J. DeLuca
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)