Form 10-Q
period 2001-06-30
TROY FINANCIAL CORP
filed 2001-08-13
CIK 1075046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended       June 30, 2001
                                                 -----------------------

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    ------------

                        Commission File Number 000-25439
                                              ----------

                           TROY FINANCIAL CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                             16-1559508
       --------                                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                        32 SECOND STREET, TROY, NY         12180
               ----------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

                                  (518)270-3313
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                        Yes  x         No
                                                             -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Shares, $.0001 par value                      10,034,509
    -------------------------------                  -------------------
           (Title of class)                    (Outstanding at July 31, 2001)

                                             TROY FINANCIAL CORPORATION
                                                      FORM 10-Q
                                                    June 30, 2001


INDEX
-----
PART I                FINANCIAL INFORMATION                                                                   Page
                      ---------------------                                                                   ----
Item 1.               Consolidated Interim Financial Statements

                      Consolidated Statements of Financial Condition as of
                      June 30, 2001 (Unaudited) and September 30, 2000                                           1

                      Consolidated Statements of Income for the three months and nine months ended
                      June 30, 2001 and 2000 (Unaudited)                                                         2

                      Consolidated Statements of Changes in Shareholders' Equity for the nine months
                      ended June 30, 2001 and 2000 (Unaudited)                                                   3

                      Consolidated Statements of Cash Flows for the nine months
                      ended June 30, 2001 and 2000 (Unaudited)
                                                                                                                 4

                      Notes to Unaudited Consolidated Interim Financial Statements                               5

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                                 7

Item 3.               Quantitative and Qualitative Disclosures about Market Risk                                18

PART II               OTHER INFORMATION
                      -----------------



Item 1.               Legal Proceedings                                                                         21

Item 2.               Changes in Securities and Use of Proceeds                                                 21

Item 3.               Default on Senior Securities                                                              21

Item 4.               Submission of Matters to a Vote of Security Holders                                       21

Item 5.               Other Information                                                                         21

Item 6.               Exhibits and Reports on Form 8-K                                                          21


                      Signatures                                                                                22


                                                     TROY FINANCIAL CORPORATION
                                           Consolidated Statements of Financial Condition
                                           (In thousands, except share and per share data)

                                                                                  June 30, 2001            September 30, 2000
                                                                                  -------------            ------------------
         Assets                                                                    (Unaudited )
         ------
Cash and due from banks                                                          $      23,084               $      14,300
Federal funds sold                                                                      13,441                       9,455
                                                                               ----------------             --------------
         Total cash and cash equivalents                                                36,525                      23,755
Loans held for sale                                                                      7,443                       2,016
Securities available for sale, at fair value                                           199,045                     266,750
Investment securities held to maturity (fair value of
  $2,242 and $2,289 at June 30, 2001 and  September 30,
  2000, respectively)                                                                    2,180                       2,301
Net loans receivable                                                                   753,481                     586,846
Accrued interest receivable                                                              6,602                       6,064
Other real estate owned                                                                    450                       1,273
Premises & equipment, net                                                               17,604                      15,037
Goodwill and other intangibles, net                                                     32,465                       1,187
Bank-owned life insurance                                                               10,720                         ---
Other assets                                                                            20,459                      16,799
                                                                                 -------------                ------------
         Total assets                                                              $ 1,086,974                 $   922,028
                                                                                   ===========                 ===========

         Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Savings accounts                                                            $    254,027                 $   177,589
      Money market accounts                                                             32,163                      26,103
      N.O.W. and demand accounts                                                       172,551                     134,001
      Time accounts                                                                    344,883                     218,279
                                                                                   -----------                    --------
         Total deposits                                                                803,624                     555,972
   Mortgagors' escrow accounts                                                           6,265                       1,717
   Securities sold under agreements to repurchase                                       12,903                     105,781
   Short-term borrowings                                                                25,000                      20,000
   Long-term debt                                                                       50,000                      53,027
   Accrued interest payable                                                                808                         712
   Official bank checks                                                                  8,794                       7,472
   Other liabilities and accrued expenses                                               13,374                      10,069
                                                                                     ---------                ------------
         Total liabilities                                                             920,768                     754,750
                                                                                      --------                   ---------

Shareholders' equity:
   Preferred stock, $.0001 par value; 15,000,000 authorized, none
     issued                                                                                ---                         ---
   Common stock, $.0001 par value; 60,000,000 shares authorized,
     12,139,021 issued at June 30, 2001 and September 30, 2000
                                                                                             1                           1
   Additional paid-in capital                                                          117,989                     117,804
   Unallocated common stock held by ESOP                                                (8,202)                     (9,027)
   Unvested restricted stock awards                                                     (3,324)                     (3,847)
   Treasury stock, at cost (2,074,512 shares at
     June 30, 2001 and 1,521,846 shares at September 30, 2000)                         (24,992)                    (16,020)
   Retained earnings, substantially restricted                                          82,643                      78,543
   Accumulated other comprehensive income (loss)                                         2,091                        (176)
                                                                                 -------------               --------------
         Total shareholders' equity                                                    166,206                     167,278
                                                                                   -----------                  ----------
                Total liabilities and shareholders' equity                         $ 1,086,974                 $   922,028
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




                                                     TROY FINANCIAL CORPORATION
                                            Consolidated Statements of Income (Unaudited)
                                                (In thousands, except per share data)

                                                                Three months ended                      Nine months ended
                                                                     June 30,                                June 30,
                                                       --------------------------------------------------------------------------
                                                               2001                2000                2001                2000
                                                              ------              ------              ------              ------
Interest and dividend income:
     Interest and fees on loans                            $  14,961           $  11,683           $  43,726           $  34,312
     Securities available for sale:
         Taxable                                               2,222               1,704               6,952               5,556
         Tax-exempt                                              810                 767               2,482               2,216
                                                           ---------           ---------            --------         -----------
              Total securities available for sale              3,032               2,471               9,434               7,772
                                                            --------            --------            --------            --------
     Investment securities held to maturity                       43                  48                 141                 147
     Federal funds sold                                           82                 178                 270                 533
                                                          ----------           ---------            --------           ---------
         Total interest and dividend income                   18,118              14,380              53,571              42,764
                                                             -------             -------              ------             -------

Interest expense:
     Deposit and escrow accounts                               7,050               4,694              20,237              13,909
     Short-term borrowings                                       564                 471               2,471               2,086
     Long-term debt                                              700                 800               2,257               2,135
                                                            --------            --------           ---------          ----------
         Total interest expense                                8,314               5,965              24,965              18,130
                                                             -------             -------            --------            --------
         Net interest income                                   9,804               8,415              28,606              24,634
     Provision for loan losses                                   366                 469               1,132               1,807
                                                            --------            --------           ---------          ----------
Net interest income after provision for loan losses            9,438               7,946              27,474              22,827
                                                             -------             -------            --------            --------

Non-interest income:
     Service charges on deposits                                 419                 281               1,196                 792
     Loan servicing fees                                         102                 127                 312                 383
     Trust service fees                                          186                 191                 592                 530
     Net gains (losses) from securities transactions              66                (120)               (112)               (115)
     Net gains (losses) from mortgage loan sales                 (14)                 19                 (15)                (54)
     Other income                                                676                 296               1,869               1,084
                                                            --------            --------             -------            --------
         Total non-interest income                             1,435                 794               3,842               2,620
                                                             -------            --------             -------            --------

Non-interest expenses:
     Compensation and employee benefits                        3,750               3,238              11,010               9,404
     Occupancy                                                   583                 509               1,755               1,506
     Furniture, fixtures and equipment                           250                 207                 702                 618
     Computer charges                                            506                 410               1,426               1,227
     Professional, legal and other fees                          360                 266                 999                 870
     Printing, postage and telephone                             210                 272                 603                 720
     Other real estate expenses                                   41                (272)                 75                (109)
     Goodwill and other intangibles amortization                 416                  12               1,069                  36
     Merger related integration costs                            ---                 ---               1,972                 ---
     Other                                                       863                 794               2,411               2,451
                                                           ---------           ---------         -----------         -----------
         Total non-interest expenses                           6,979               5,436              22,022              16,723
                                                            --------            --------           ---------           ---------
 Income before income tax expense                              3,894               3,304               9,294               8,724
 Income tax expense                                            1,272               1,005               2,888               2,476
                                                            ---------        -----------         -----------         -----------
 Net income                                                 $  2,622            $  2,299            $  6,406            $  6,248
                                                            ========            ========            ========            ========

Earnings per common share:
   Basic                                                         $.29                $.23                $.70                $.61
                                                                 ----                ----                ----                ----
   Diluted                                                       $.28                $.23                $.68                $.61
                                                                 ----                ----                ----                ----

                           See accompanying notes to unaudited consolidated interim financial statements.




                                                     TROY FINANCIAL CORPORATION
                                     Consolidated Statements of Changes in Shareholders' Equity
                                     (In thousands, except share and per share data) (Unaudited)

                                                                                        Nine months ended
                                                                                        -----------------
                                                                                June 30,                        June 30,
                                                                                --------                        --------
                                                                                  2001                           2000
                                                                                  ----                           ----
COMMON STOCK
     Balance at beginning of period                                             $       1                 $       1
                                                                                ----------                ----------
     Balance at end of period                                                   $       1                 $       1
                                                                                ==========                ==========

ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of period                                             $ 117,804                 $ 117,759
     Adjustment for ESOP shares released for allocation                                88                        45
     Stock options exercised (17,362 shares)                                           (8)                        -
     Tax-benefit on exercise of non -qualified stock options                           25                         -
     Adjustment for grant of restricted stock awards                                   80                         -
                                                                                ----------                ----------
     Balance at end of period                                                   $ 117,989                 $ 117,804
                                                                                ==========                ==========

UNALLOCATED COMMON STOCK HELD BY ESOP
     Balance at beginning of period                                             $  (9,027)                $  (9,620)
     ESOP shares released for allocation (83,311 and
       59,836 shares, respectively)                                                   825                       593
                                                                                ----------                ----------
     Balance at end of period                                                   $  (8,202)                $  (9,027)
                                                                                ==========                ==========

UNVESTED RESTRICTED STOCK AWARDS
     Balance at beginning of period                                             $  (3,847)                $       -
     Grant of restricted stock awards (22,650 and 446,165 shares, respectively)      (336)                   (4,824)
     Amortization of restricted stock awards                                          725                       723
     Forfeiture of restricted stock awards (12,400 shares)                            134                         -
                                                                                ----------                ----------
     Balance at end of period                                                   $  (3,324)                $  (4,101)
                                                                                ==========                ==========

TREASURY STOCK
        Balance at beginning of period                                          $ (16,020)                        -
        Purchase of treasury stock (580,278 and 1,815,411 shares, respectively)    (9,290)                $ (19,265)
        Grant  of  restricted   stock  awards   (22,650  and  446,165 shares,
          respectively)                                                               256                     4,959
        Forfeiture of restricted stock awards (12,400 shares)                        (134)                        -
        Stock options exercised (17,362 shares)                                       196                         -
                                                                                ----------                ----------
     Balance at end of period                                                   $ (24,992)                $ (14,306)
                                                                                ==========                ==========

RETAINED EARNINGS
     Balance at beginning of period                                             $  78,543                 $  72,699
     Net income                                                                     6,406    $   6,406        6,248    $   6,248
     Cash dividends ($.26 and $.16 per share, respectively)                        (2,306)                   (1,863)
     Adjustment for grant of restricted stock awards                                    -                      (135)
                                                                                ----------                ----------
     Balance at end of period                                                   $  82,643                 $  76,949
                                                                                ==========                ==========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     Balance at beginning of period                                             $    (176)                $    (400)
     Unrealized  net holding gains  (losses) on available  for sale  securities
       arising during the period (pre-tax $3,667 and ($1,035))                                   2,200                      (621)
     Reclassification adjustment for net losses on available for sale
       securities   realized  in  net  income   (pre-tax  $112 and  $115,
       respectively                                                                                 67                        69
                                                                                             ----------                ----------
     Other comprehensive income (loss)                                              2,267        2,267         (552)        (552)
                                                                                ----------   ----------   ----------   ----------
     Comprehensive income                                                                    $   8,673                 $   5,696
                                                                                             ==========                ==========
        Balance at end of period                                                $   2,091                 $    (952)
                                                                                =========                 ==========

     Total shareholders' equity                                                 $ 166,206                 $ 166,368
                                                                                ==========                ==========

                           See accompanying notes to unaudited consolidated interim financial statements.

                                       -3-



                                                     TROY FINANCIAL CORPORATION
                                          Consolidated Statements of Cash Flows (Unaudited)
                                                                                        Nine  Months Ended
                                                                                              June 30,
                                                                                  --------------------------------
                                                                                         2001             2000
                                                                                  -------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                       (in thousands)
 Net income                                                                           $   6,406         $   6,248
 Adjustments to reconcile net income to net cash provided by (used
   in) operating activities:
  Depreciation                                                                            1,084               931
  Goodwill and other intangibles amortization                                             1,069                36
  Net accretion on securities                                                               (27)           (1,024)
  Provision for loan losses                                                               1,132             1,807
  Amortization of restricted stock awards                                                   725               723
  ESOP compensation expense                                                                 921               624
  Net accretion of purchase accounting adjustments                                         (448)                -
  Net gains on sale of other real estate owned                                             (161)             (263)
  Write-down of other real estate                                                            24               379
  Net losses  from securities transactions                                                  112               115
  Net losses from mortgage loan sales                                                        15                54
  Proceeds from sales of loans held for sale                                             15,140            10,703
  Net loans made to customers and held for sale                                         (20,582)           (8,417)
  Net increase (decrease) in accrued interest receivable and other assets                   364            (4,799)
  Net increase (decrease) in other liabilities and other expenses                         7,482            (3,714)
                                                                                      ----------        ----------
Net cash provided by operating activities                                                13,256             3,403
                                                                                      ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in acquisition activity                                                   (50,514)                -
Proceeds from paydowns of investment securities                                             121               186
Net loans made to customers                                                              (2,713)          (40,688)
Capital expenditures, net                                                                  (423)           (1,164)
Purchase of AFS securities                                                             (134,005)         (348,274)
Proceeds from sale of AFS securities                                                     50,671            34,405
Proceeds from maturity/calls/pay-downs of AFS securities                                231,134           351,087
Proceeds from sales of other real estate owned                                            1,515             4,328
                                                                                      ----------        ----------
Net cash provided by (used in) investing activities                                      95,786              (120)
                                                                                      ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                      28,121            (2,645)
Net increase in mortgagors' escrow accounts                                               2,839             2,972
Net increase (decrease) in securities sold U/A to repurchase                           (102,797)           77,270
Net decrease in short-term borrowings                                                   (10,000)          (80,700)
Repayment of long-term debt                                                              (3,027)             (350)
Proceeds from issuance of long-tem debt                                                       -             9,000
Cash dividends paid on common stock                                                      (2,306)           (1,863)
Proceeds from stock options exercised                                                       188                 -
Purchase of common stock for treasury                                                    (9,290)          (19,265)
                                                                                      ----------        ----------
Net cash used in financing activities                                                   (96,272)          (15,581)
                                                                                      ----------        ----------
Net increase (decrease) in cash and cash equivalents                                     12,770           (12,298)
Cash and cash equivalents at beginning of period                                         23,755            35,935
                                                                                      ----------        ----------
Cash and cash equivalents at end of period                                            $  36,525         $  23,637
                                                                                      ==========        ==========
Supplemental cash flow information disclosure:
   Interest paid                                                                      $  24,869         $  17,887
   Income taxes paid                                                                      1,632             2,345
Transfer of loans to other real estate owned                                                446             3,824
Adjustment of securities available for sale to fair value, net of  tax                    2,267              (552)
Grants of restricted stock, net of forfeitures                                              122             4,824
Acquisition activity:
   Fair value of non-cash assets acquired                                               261,790                 -
   Fair value of liabilities assumed                                                    243,623                 -
------------------------------------------------------------------------------------------------------------------

                            See accompanying notes to unaudited consolidated interim financial statements


                           TROY FINANCIAL CORPORATION
                         Notes to Unaudited Consolidated
                          Interim Financial Statements

     Note 1. Basis of Presentation

          The unaudited consolidated interim financial statements include the accounts of Troy Financial Corporation (the "Company" or "Troy") and its wholly owned subsidiaries, The Troy Savings Bank and The Troy Commercial Bank. All inter-company accounts and transactions have been eliminated in consolidation. Amounts in prior periods' unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. In management's opinion, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2000 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full fiscal year ended September 30, 2001 and Form 10K, or any other interim periods.

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

          The following sets forth certain information regarding the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended June 30:


                                                                         Three months                   Nine months
                                                                            ended                          ended
                                                                           June 30,                       June 30,

                                                                     2001            2000           2001            2000
                                                                     ----            ----           ----            ----
          Net income (in thousands)                                   $ 2,622        $ 2,299         $ 6,406        $ 6,248
                                                                      =======        =======         =======        =======

          Weighted average common shares                            9,027,504      9,964,137       9,175,689     10,253,065

          Dilutive effect of potential common shares
            related to stock compensation plans                       390,144         37,358         289,414         17,930
                                                                      -------        -------         --------       --------

          Weighted average common shares including
            potential dilution                                      9,417,648     10,001,495       9,465,103     10,270,995
                                                                    =========     ==========       =========     ==========


          Basic earnings per share                                      $ .29          $ .23           $ .70          $ .61

          Diluted earnings per share                                    $ .28          $ .23           $ .68          $ .61

                                       -5-

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


     Note 4. Recent Accounting Pronouncements

         The Company adopted the provisions of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective October 1, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either earnings or comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting.

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

         The derivative instruments held by the Company as of October 1, 2000 consisted solely of instruments related to the Company's mortgage banking activities. Based on market rates and economic conditions on October 1, 2000, the adoption of Statement No. 133 as of October 1, 2000 did not have a material effect on the Company's consolidated financial statements, and accordingly, there is no cumulative effect of a change in accounting principle presented. In addition, the effect of the adjustment to fair value of the Company's derivatives during the three months and nine months ended June 30, 2001 was not significant. However, there may be increased volatility in net income and stockholders' equity on an ongoing basis as a result of accounting for derivative instruments in accordance with Statement No. 133.

         In July 2001, the Financial Accounting Standards Board ("FASB') issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangibles." Statement No.141 supercedes Accounting Principles Board ("APB") No. 16, "Business Combinations," and requires all business combinations to be accounted for under the purchase method of accounting, thus eliminating the pooling of interest method of accounting. The statement did not change many of the provisions of APB 16 related to the application of the purchase method. However, the Statement does specify criteria for recognizing intangible assets separate from goodwill and requires additional disclosures regarding business combinations. The Statement is effective for business combinations initiated after June 30, 2001.

         Statement No.142 requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on annual basis based upon guidelines specified by the Statement. Statement No.142 also requires additional disclosures pertaining to goodwill and intangible assets. The provisions of Statement No.142 are required to adopted starting with fiscal years beginning after December 15, 2001, however the Company expects to adopt the Statement on October 1, 2001, the beginning of its next fiscal year. For any goodwill and other intangibles acquired after June 30, 2001, the non-amortization and amortization provisions of this Statement are effective immediately. The Company will perform the first of the required impairment tests of goodwill on or around October 1, 2001 and has not yet determined what, if any, effect these tests will have on the Company's earnings or financial position.

         At June 30, 2001, the Company had goodwill of approximately $30.9 million and expects amortization expense related to goodwill to be approximately $1.4 million for the fiscal year ended September 30, 2001. It is anticipated that the adoption of Statements will have a material effect on the Company's results of operations since the implementation of the new standard will reduce non-interest expense by $1.6 million and increase earnings per diluted share by approximately $.16 per share for fiscal year 2002.

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q
                                  June 30, 2001
================================================================================

                   PART I - FINANCIAL INFORMATION (continued)

Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

GENERAL
-------

Troy Financial Corporation (the "Company") is a community based, full-service financial services company offering a wide variety of business, retail, and municipal banking products, as well as a full range of trust, insurance, and investment services. The Company operates through The Troy Savings Bank (the "Savings Bank") and The Troy Commercial Bank (the "Commercial Bank"). The Company's primary sources of funds are deposits and borrowings, which it uses to originate real estate mortgages, both residential and commercial, commercial business loans, and consumer loans throughout its primary market area which consists of the eight New York counties of Albany, Greene, Saratoga, Schenectady, Schoharie, Warren, Washington, and Rensselaer. The Company's Common Stock is traded on the NASDAQ Stock Market National Market Tier under the symbol "TRYF." During fiscal 2000, the Company established the Commercial Bank. The Commercial Bank provides banking and financing services to municipalities. As of June 30, 2001, the Commercial Bank had generated $12.9 million in municipal deposits.

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

FINANCIAL CONDITION
-------------------

Total assets were $1.1 billion at June 30, 2001, an increase of $164.9 million, or 17.9% from the $922.0 million at September 30, 2000. The increase was principally due to the acquisition of Catskill on November 10, 2000, which had a significant impact on most balance sheet line items. Total assets acquired were approximately $305.0 million; however, the Company's total assets increased by a lesser amount, since the Company paid approximately $89.8 million to Catskill's shareholders. Furthermore, the Company used proceeds from security maturities and calls to reduce borrowings, rather than reinvest in lower yielding securities at prevailing market interest rates.

Cash and cash equivalents were $36.5 million, an increase of $12.8 million, or 53.8% from the $23.8 million at September 30, 2000. The increase was principally due to the acquisition of Catskill, the increase of $4.0 million in Federal funds sold, and an increase in checks in process of collection.

Securities available for sale ("AFS") were $199.0 million, a decrease of $67.7 million or 25.4% from $266.8 million at September 30, 2000. The decrease in AFS securities was principally from scheduled maturities and to a lesser extent calls and sales from the Company's existing portfolio which were used to fund a portion of the acquisition cost of Catskill. In addition, the Company has not reinvested cash flows from its portfolio run-off due to the lower rate environment; rather its has reduced borrowings and it expects to re-leverage the balance sheet as opportunities arise to fund higher yielding loans.

Loans receivable were $767.8 million as of June 30, 2001, an increase of $169.1 million or 28.2% over the $598.7 million as of September 30, 2000. The following table shows the loan portfolio composition as of the respective balance sheet dates:


                                                       June 30,                              September 30,
                                                         2001                                    2000
                                                  ------------------                         -------------
                                                    (In thousands)     % of Loans           (In thousands)      % of Loans
                                                                       ----------                               ----------
     Real estate loans:
         Residential mortgage                           $ 336,280             43.7%             $ 226,961             37.9%
         Commercial                                       256,440             33.4                233,334             38.9
         Construction                                      14,997              1.9                  7,300              1.2
                                                        ----------       ----------             ----------       ----------
             Total real estate loans                      607,717             79.0                467,595             78.0
                                                        ----------       ----------             ----------       ----------
     Commercial business loans                            101,217             13.2                 87,167             14.6
                                                        ----------       ----------             ----------       ----------
     Consumer loans:
         Home equity lines of credit                        6,658               .9                  5,019               .8
         Other consumer                                    53,093              6.9                 39,320              6.6
                                                        ----------       ----------             ----------       ----------
             Total consumer loans                          59,751              7.8                 44,339              7.4
                                                        ----------       ----------             ----------       ----------
     Gross loans                                          768,685            100.0%               599,101            100.0%
                                                                         ==========                              ==========
     Net deferred loan fees and costs                        (894)                                   (364)
                                                        ----------                              ----------
             Total loans receivable                     $ 767,791                               $ 598,737
                                                        ==========                              ==========


The Company acquired loans of $167.4 million from Catskill, which were principally residential mortgages and to a lesser extent, consumer loans. The residential mortgage portfolio increased $109.3 million since September 30, 2000, or 48.2%, whereas the consumer loan portfolio increased $15.4 million, or 34.8%. The acquisition of Catskill increased the percentage of the portfolio represented by residential mortgages, and decreased the percentage represented by commercial mortgage and commercial business loans. Subject to market conditions, the Company intends to continue to emphasize increasing its commercial real estate and commercial business loan portfolios as part of its strategy to continue to diversify its portfolio and increase commercial banking related activities .

Non-performing assets at June 30, 2001 were $4.3 million, or .40% of total assets, compared to the $6.9 million, or .75% of total assets at September 30, 2000. The table below sets forth the amounts and categories of the Company's non-performing assets.


                                                                                  June 30,                 September 30,
                                                                                    2001                        2000
                                                                                 ----------                -------------
                                                                                        (dollars in thousands)
Non-accrual loans:
    Real estate loans:
       Residential mortgage                                                      $   2,243                  $   2,424
       Commercial mortgage                                                             680                      2,829
       Construction                                                                      -                          -
                                                                                 ----------                 ----------
         Total real estate loans                                                     2,923                      5,253
    Commercial business loans                                                           83                        103
    Home equity lines of credit                                                        103                         84
    Other consumer loans                                                               763                        160
                                                                                 ----------                 ----------
       Total non-accrual loans                                                       3,872                      5,600
Troubled debt restructurings                                                             -                         53
                                                                                 ----------                 ----------
         Total non-performing loans                                              $   3,872                  $   5,653
                                                                                 ===========                ==========
Other real estate owned:
       Residential real estate                                                         115                        240
       Commercial real estate                                                          335                      1,033
                                                                                 ----------                 ----------
          Total other real estate owned                                                450                      1,273
                                                                                 ----------                 ----------
Total non-performing assets                                                      $   4,322                  $   6,926
                                                                                 ==========                 ==========
Allowance for loan losses                                                        $  14,310                  $  11,891
                                                                                 ==========                 ==========
Allowance for loan losses as a percentage
  of non-performing loans                                                           369.58%                    210.35%
Allowance for loan losses as a percentage of total loans                              1.86%                      1.99%
Non-performing loans as a percentage of total loans                                   0.50%                      0.94%
Non-performing assets as a percentage of total assets                                 0.40%                      0.75%


The decrease in non-performing loans at June 30, 2001 as compared to September 30, 2000 was principally due to the payoff of a commercial real estate mortgage loan. Increases in other non-performing loan categories, primarily home equity and other consumer loans, were due primarily to non-performing loans acquired from Catskill.

The following table summarizes the activity in other real estate owned for the periods presented:

                                                                                       Nine Months Ended June 30,
                                                                                       --------------------------
                                                                                    2001                       2000
                                                                                    ----                       ----
                                                                                            (In thousands)
   Other real estate beginning of period                                         $   1,273                  $   1,845
   Transfer of loans to other real estate owned                                        446                      3,824
   Other real estate acquired from Catskill                                            109                          -
   Sales of other real estate, net                                                  (1,354)                    (4,065)
   Write-down of other real estate                                                     (24)                      (379)
                                                                                 ----------                 ----------
   Other real estate end of period                                               $     450                  $   1,225
                                                                                 ==========                 ==========

Additionally, at June 30, 2001, the Company identified approximately $3.1 million in loans having more than normal credit risk, principally all of which are secured by real estate. The Company believes that if economic or business conditions change in its lending area, some of these loans could become non-performing in the future.

The allowance for loan losses was $14.3 million or 1.86% of period end loans at June 30, 2001, and provided coverage of non-performing loans of 369.58%, compared to coverage of 210.35% and 1.99% of period end loans as of September 30, 2000. The following summarizes the activity in the allowance for loan losses:


                                                                                       Nine Months Ended June 30,
                                                                                       --------------------------
                                                                                    2001                       2000
                                                                                    ----                       ----
                                                                                            (In thousands)
                Allowance at beginning of the period                             $  11,891                  $   10,764
                    Charge-offs                                                     (1,105)                     (1,392)
                    Recoveries                                                         208                         464
                                                                                 ----------                 ----------
                        Net charge-offs                                               (897)                       (928)
                    Provision for loan losses                                        1,132                       1,807
                    Allowance acquired from Catskill                                 2,184                           -
                                                                                 ----------                 -----------
                Allowance at end of the period                                   $  14,310                  $   11,643
                                                                                 ==========                 ===========

Total deposits were $803.6 million at June 30, 2001, up $247.7 million or 44.5% from $556.0 million at September 30, 2000. The following table shows the deposit composition as of the two dates:


                                                       June 30,                              September 30,
                                                         2001                                    2000
                                                  ------------------                         -------------
                                                    (In thousands)     % of Deposits           (In thousands)      % of Deposits
                                                                       -------------                               -------------
        Savings                                     $ 254,027             31.6%                $ 177,589              31.9%
        Money market                                   32,163              4.0                    26,103               4.7
        NOW                                           115,234             14.3                    90,005              16.2
        Non-interest-bearing demand                    57,317              7.2                    43,996               7.9
        Time deposits                                 344,883             42.9                   218,279              39.3
                                                      -------            -----                   -------             -----
                                                    $ 803,624            100.0%                $ 555,972             100.0%
                                                      =======            =====                   =======             =====

The increase in deposits was principally due to the $219.9 million of deposits acquired from Catskill, as well as the municipal deposits generated by the Commercial Bank. The acquisition of Catskill did not significantly change the Company's deposit mix, but did reduce the Company's reliance on borrowings to fund loans by reducing the Company's loan to deposit ratio to 95.5% at June 30, 2001, from the 107.7% reported at September 30, 2000.

The Company decreased its total borrowings, which are primarily with the Federal Home Loan Bank of New York ("FHLB"), to $87.9 million at June 30, 2001, a decrease of $90.9 million, or 50.8% from $178.8 million at September 30, 2000. The Company used the proceeds from security maturities, calls and sales to reduce borrowings. The Company does expect to leverage the balance sheet further to fund higher yielding loans as market conditions warrant. At June 30, 2001, the Company still had additional available credit of $46.1 million under its overnight line and $46.1 million under its one-month advance program with the FHLB.

Shareholders' equity at June 30, 2001 was $166.2 million, a decrease of $1.1 million or .6% from $167.3 million at September 30, 2000. The decrease was principally due to the $9.3 million cost to repurchase 580,278 shares of the Company's common stock. Offsetting these decreases were the $4.1 million of net income retained after cash dividends, the $2.3 million positive change due to a decrease in market interest rates in the Company's net unrealized gain (loss) on securities available for sale, net of taxes, the $.9 million increase due to the release of ESOP shares, $.7 million due to the amortization of restricted stock awards and $.2 million from stock option exercises.

Shareholders' equity as a percentage of total assets decreased to 15.3% at June 30, 2001 compared to 18.1% at September 30, 2000, primarily due to the increase in assets from the Catskill acquisition. Book value per common share was $16.51 at June 30, 2001, compared to $15.76 at September 30, 2000.

COMPARISON OF OPERATING RESULTS
-------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
-------------------------------------------------

General
-------

For the three months ended June 30, 2001, the Company recorded net income of $2.6 million, an increase of $323 thousand, or 14.0%, compared to the three month period ended June 30, 2000. Basic and diluted earnings per share were $.29 and $.28, respectively, an increase of 26.1% and 21.7% compared to basic and diluted earnings per share of $.23 for the three months ended June 30, 2000. For the three months ended June 30, 2001, weighted average common shares - basic were 9,027,504, down 936,663, or 9.4%, from the comparable period of the prior year due to the Company's share repurchase programs. Weighted average shares diluted was down only 583,847, or 5.8% due to the higher average market price of the Company's common stock during the period ending June 30, 2001, which increased the number of shares to be included for dilution.

Annualized return on average assets for the three months ended June 30, 2001 and 2000, was .98% and 1.12%, respectively, and the annualized return on average equity was 6.25% and 5.47%, respectively.

Net Interest Income
-------------------

Net interest income on a tax equivalent basis for the three months ended June 30, 2001, was $10.3 million, an increase of $1.4 million, or 16.2%, when compared to the three months ended June 30, 2000. The increase was principally volume related with average earning assets up $193.8 million, or 24.7%, resulting primarily from the Catskill acquisition.

Interest income for the three months ended June 30, 2001 was $18.6 million on a tax equivalent basis, an increase of $3.8 million, or 25.5%, over the comparable period last year. The $193.8 million increase in average earning assets had a direct positive effect on interest income as the Company sought to leverage its excess capital through the acquisition of Catskill. The Company, to a lesser extent, also benefited from a 5 basis point increase in the yield on average earning assets caused primarily by increases in the yield earned on the loan and securities portfolios due to higher market interest rates during most of 2000.

Average earning assets increased principally in the loan and securities available for sale portfolios, which on average grew 26.5% and 20.6%, respectively. Average loans increased $159.3 million principally due to the loan portfolio acquired from Catskill. The Company's average commercial real estate and commercial loan portfolios also grew $39.5 million, or 12.6%, as the Company continued to emphasize its commercial banking strategy. The average yield on the loan portfolio increased 5 basis points to 7.83% due to the general rising of market interest rates in 2000; however the Company expects the yield to decrease as its loans reprice due to recent Federal Reserve monetary policy which has lowered interest rates.

Average securities available for sale increased $34.5 million or 20.6%. The Company estimates that the securities acquired from the Catskill acquisition increased average securities for the quarter by approximately $67.3 million. Principally offsetting that impact, however, were maturities in the Company's existing portfolio, which were not reinvested but instead used to fund a portion of the Catskill acquisition and pay-down borrowings. The yield on the average securities available for sale portfolio increased 3 basis points as the Company's relatively short average life portfolio benefited from its reinvestment in a rising rate environment in 2000; however, maturing securities which are reinvested will likewise reprice down in the current lower rate environment.

Interest expense for the three months ended June 30, 2001, was $8.3 million, an increase of $2.3 million or 39.4%. The increase was principally volume related as average interest-bearing liabilities increased $236.7 million or 39.7%, principally due to the acquisition of Catskill. Somewhat offsetting the increase, was a 2 basis point decrease in the cost of funds due to the general decrease in market interest rates since the comparable quarter of the prior year. The Company expects its cost of funds to decrease in the next quarter due to re-pricing of approximately 30% of its certificates of deposits, as well as a decision to reduce its savings rate 50 basis points effective July 1, 2001. The Company's net interest spread increased 7 basis points to 3.59% as its average earning assets re-priced up whereas its cost of funds decreased. The net interest spread was favorably impacted by the acquisition of Catskill which improved the funding mix with lower average cost interest-bearing deposits now representing 89.2% of total interest bearing liabilities, up from 85.9% in the comparable period.

The Company's net interest margin was 4.21% for the three months ended June 30, 2001, down 32 basis points from the quarter ended June 30, 2000, due principally to the Catskill acquisition which leveraged the balance sheet increasing both average earning assets and average interest-bearing liabilities, as well as the cost to fund the increase in non-earning assets, primarily goodwill. The acquisition of Catskill increased the amount of average earning assets funded by average interest-bearing liabilities. For the three months ended June 30, 2001, the Company had $145.3 million of average earning assets with no funding costs, a decrease of $42.9 million, or 22.8%, from the $188.2 million for the three months ended June 30, 2000.

For more information on average balances, interest, yields and rates, please refer to Table #1, included in this report.

Provision for Loan Losses
-------------------------

The Company establishes an allowance for loan losses based on an analysis of risk factors in its loan portfolio. This analysis includes concentrations of credit, past loan loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair market value of underlying collateral, delinquencies and other factors. Accordingly, the determination of the adequacy of the allowance for loan losses is not based solely on the level of non-performing loans, or any other single factor.

The provision for loan losses was $366 thousand, or .19% annualized of average loans for the three months ended June 30, 2001, down $103 thousand or 22.0% from the comparable period of the prior year. The provision was reduced as a result of improved asset quality. Net charge-offs were $294 thousand or an annualized
 .16% of average loans for the quarter ended June 30, 2001, compared to net charge-offs of $131 thousand or .09% of average loans in the comparable period last year. Non-performing loans were $3.9 million at June 30, 2001, or .50% of total loans, a decrease of $1.8 million from September 30, 2000 when they were $5.7 million, or .94% of total loans, due principally to the payoff of a non-performing commercial real estate loan. At June 30, 2001, the allowance for loan losses was $14.3 million or 1.86% of period loans, and provided coverage of non-performing loans of 369.6%, compared to 1.99% and 210.4%, respectively, as of September 30, 2000.

Non-Interest Income
-------------------

Non-interest income was $1.4 million for the three months ended June 30, 2001, an increase of $641 thousand or 80.7% from the three months ended June 30, 2000, principally from the acquisition of Catskill and the change in net gains (losses) on securities transactions. Service charges on deposits were $419 thousand, up $138 thousand or 49.1% from the comparable quarter in 2000 primarily from the acquisition of Catskill, as well as fees earned on debit cards, a new product in May 2000. Also during the quarter ended June 30, 2001, the Company realized a $141 thousand gain on the sale of a partnership interest and had an increase of $156 thousand in the cash surrender value of its Bank Owned Life Insurance acquired in the Catskill acquisition.

Non-Interest Expenses
---------------------

Non-interest expenses for the three months ended June 30, 2001 were $7.0 million, up $1.5 million, or 28.4%, over the comparable period last year. The increase was principally due to the on-going costs associated with the addition of Catskill's seven full-service branch offices. The company also experienced a net change in other real estate expense of $313 thousand, as the current quarter had a net expense of $41 thousand, whereas the prior period had a net credit of $272 thousand due to gains on sales. The Company also incurred a $139 thousand, or 47.6% increase in its compensation related costs from its ESOP due the higher average market price of the Company's common stock during this quarter compared to the average market price in the comparable quarter. In addition, the current quarter included goodwill amortization from the Catskill acquisition of approximately $404 thousand. In July 2001, the Financial Accounting Standards Board approved revised rules on goodwill and other intangible assets under which the Company will no longer have to amortize goodwill, but will be subject to impairment testing annually. If the Company had not amortized goodwill during the current quarter, diluted earnings per share would have been approximately $.04 per share higher. For more information on the new standard see note #4 to the unaudited consolidated interim financial statements.

Income Tax Expense
------------------

Income tax expense for the three months ended June 30, 2001, was $1.3 million, an increase of $267 thousand, or 26.6%, from the comparable period last year. The Company's effective tax rates for the three months ended June 30, 2001 and 2000, were 32.7% and 30.4%, respectively. The increase in income tax expense is principally due to the impact of the higher income before income tax expense in the current period, as well as the higher effective tax rate. The increase in the effective tax rate is principally due to the non-deductibility of goodwill amortization.

COMPARISON OF OPERATING RESULTS
-------------------------------
FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000
------------------------------------------------

General
-------

For the nine months ended June 30, 2001, the Company recorded net income of $6.4 million, an increase of $158,000, or 2.5%, compared to the nine month period ended June 30, 2000. Basic and diluted earnings per share were $.70 and $.68, respectively, an increase of 14.8% and 11.5%, respectively, compared to basic and diluted earnings per share of $.61 for the nine months ended June 30, 2000. For the nine months ended June 30, 2001, weighted average common shares - basic were 9,175,689, down 1,077,376, or 10.5%, from the comparable period of the prior year due to the Company's share repurchase programs. Weighted average shares-diluted were down only 805,892, or 7.8% due to the higher average market price of the Company's common stock during the nine month period ending June 30, 2001, which increased the number of shares to be included for dilution.

The Company's net income and basic and diluted earnings per share for the nine months ended June 30, 2001, were adversely impacted by $2.0 million ($1.2 million after-tax) of merger related integration costs expensed as part of the acquisition and integration of Catskill. Excluding the merger related integration costs, net income would have been $7.6 million and basic and diluted earnings per share would have been $.83 and $.80 per share, respectively.

Excluding merger related integration costs, annualized return on average assets for the nine months ended June 30, 2001 and 2000, was .97% and .99%, respectively, and the annualized return on average equity was 6.05% and 4.84%, respectively.

Net Interest Income
-------------------

Net interest income on a tax equivalent basis for the nine months ended June 30, 2001, was $30.0 million, an increase of $4.2 million or 16.2%, when compared to the nine months ended June 30, 2000. The increase was principally volume related with average earning assets up $160.7 million, or 20.3%, primarily from the Catskill acquisition.

Interest income for the nine months ended June 30, 2001 was $55.0 million on a tax equivalent basis, an increase of $11.0 million, or 25.0%, over the comparable period last year. The $160.7 million increase in average earning assets had a direct positive effect on interest income as the Company sought to leverage its excess capital through the acquisition of Catskill. The Company also benefited from a 30 basis point increase in the yield on average earning assets caused primarily by increases in the yield earned on the loan and securities portfolios due to higher market interest rates during the year 2000.

Average earning assets increased principally in the loan and securities available for sale portfolios, which on average grew 24.1% and 12.1%, respectively. Average loans increased $142.7 million principally from the loan portfolio acquired from Catskill. The Company's average commercial real estate and commercial loan portfolios also grew $46.8 million, or 15.4%, as the Company continues to emphasize its commercial banking strategy. The average yield on the loan portfolio increased 19 basis points to 7.93% due to the general rising of market interest rates in 2000; however the Company expects the yield to decrease as its loans reprice due to recent Federal Reserve monetary policy which has lowered interest rates.

Average securities available for sale increased $22.4 million or 12.1%. The Company estimates that the securities portfolio acquired from Catskill increased average securities for the nine months by approximately $65.5 million. Principally offsetting that impact, however, were maturities in the Company's existing portfolio, which were not reinvested but instead used to fund a portion of the Catskill acquisition and pay-down borrowings. The yield on the average securities available for sale portfolio increased 52 basis points as the Company's relatively short average life portfolio benefited from its reinvestment in a rising rate environment in 2000, as well as from the higher yielding investment portfolio acquired from Catskill; however, maturing securities which are reinvested will likewise reprice down in the current lower rate environment.

Interest expense for the nine months ended June 30, 2001, was $25.0 million, an increase of $6.8 million or 37.7%. Average interest-bearing liabilities increased $193.6 million or 31.7%, principally due to the acquisition of Catskill. Average interest-bearing deposits increased $183.9 million, or 35.7% and average borrowings increased $9.7 million, or 10.1% primarily from the borrowings acquired from Catskill. Furthermore, the Company incurred a 19 basis point increase in its cost of funds due to the general rise in market interest rates since the comparable nine-month period of the prior year. Despite the increase in its cost of funds, the Company's net interest spread increased 11 basis points to 3.54% as its average earning assets repriced faster than the change in its cost of funds.

The Company's net interest margin was 4.21% for the nine months ended June 30, 2001, down 15 basis points compared to the same period of the prior year. The decrease was principally caused by the acquisition of Catskill which leveraged the balance sheet by increasing both average earning assets and interest-bearing liabilities as well as the cost to fund the increase in non-earning assets, primarily goodwill. For the nine months ended June 30, 2001, the Company had only $149.2 million of average earning assets with no funding costs, a decrease of $32.9 million, or 18.1%, from the $182.1 million for the nine months ended June 30, 2000.

For more information on average balances, interest, yields and rates, please refer to Table #2, included in this report.

Provision for Loan Losses
-------------------------

The provision for loan losses was $1.1 million , or .21% annualized of average loans for the nine months ended June 30, 2001, down $675 thousand, or 37.4% from the comparable period of the prior year. The provision was decreased principally based on lower net charge-offs and overall improved asset quality. The Company had net charge-offs of $897 thousand, or .16% of average loans for the nine months ended June 30, 2001, compared to net charge-offs of $928 thousand, or
 .21% of average loans in the comparable period last year.

Non-Interest Income
-------------------

Non-interest income was $3.8 million for the nine months ended June 30, 2001, an increase of $1.2 million, or 46.6% from the nine months ended June 30, 2000, principally from the Catskill acquisition. Service charges on deposit accounts were $1.2 million, an increase of $404 thousand, or 51.0% from the comparable period. The increase was principally from the Catskill acquisition, however, a portion of the increase was attributable to the introduction of a debit card product in May 2000. Also during the nine months ended June 30, 2001, the Company realized gains of $315 thousand on the sale of a partnership interests, a $151 thousand gain on the sale of mortgage servicing rights and an increase of $388 thousand in the cash surrender value of its Bank Owned Life Insurance acquired from Catskill.

Non-Interest Expenses
---------------------

Non-interest expenses for the nine months ended June 30, 2001 were $22.0 million, an increase of $5.3 million, or 31.2%, over the comparable period last year. The increase was principally due to the $2.0 million of merger related integration costs, such as compensation, data processing and other professional fees incurred to merge Catskill operations into the Company. In addition, the Company recorded goodwill amortization related to the Catskill acquisition of $1.0 million and had an increase of $297 thousand, or 47.6% in ESOP related compensation cost due to the higher average market price of the Company's common stock. Excluding the merger related integration costs, the goodwill amortization and the increase in the ESOP expense, non-interest expenses increased by approximately $2.0 million, or only 12.0% primarily from the on-going costs associated with the addition of Catskill's seven full-service branch offices.

Income Tax Expense
------------------

Income tax expense for the nine months ended June 30, 2001, was $2.9 million, an increase of $412 thousand or 16.6%, from the comparable period last year. The Company's effective tax rates for the nine months ended June 30, 2001 and 2000, were 31.1% and 28.4%, respectively. The increase in both income tax expense and the effective tax rate primarily reflects the impact of non-deductible goodwill amortization related to the acquisition of Catskill.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is the ability to generate cash flows to meet present and expected future funding needs. Management monitors the Company's liquidity position on a daily basis to evaluate its ability to meet expected and unexpected depositor withdrawals and to make new loans or investments.

The Company's primary sources of funds for operations are deposits, borrowings, principal and interest payments on loans, maturities of federal funds sold and securities available for sale.

The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, as well as FHLB advances. Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of the Company's depositors, and meet all other obligations of the Company.

Net cash provided by operating activities was $13.3 million for the nine months ended June 30, 2001, up $9.9 million from the comparable nine-month period. The increase was principally due to changes in other assets and other liabilities between the comparable periods. Other assets used more cash in the prior year, as the Company purchased partnership interests, whereas in the current period the Company sold some of those interests. Other liabilities also used more cash in the prior year, primarily from the reduction of official bank checks outstanding. Somewhat offsetting this increase was the change in loans held for sale, as the Company originated more loans held for sale than it sold in the nine months ended June 30, 2001, whereas in the comparable period sales exceeded originations.

Investing activities provided net cash inflow of $95.8 million during the nine months ended June 30, 2001. Net securities activities provided cash flows of $147.8 million during the current period, as the Company sold lower yielding securities and held cash flow from its existing maturities and calls to pay a portion of the Catskill acquisition. Net cash used for the acquisition of Catskill was $50.5 million, as part of the acquisition cost was funded by $39.4 million of cash acquired from Catskill. Financing activities used cash of $96.3 million, as the Company reduced borrowings by $115.8 million and repurchased 580,278 shares of its common stock at a cost of approximately $9.3 million, offset somewhat by a $28.1 million increase in deposits.

An important source of the Company's funds is the Company's core deposits. Management believes that a substantial portion of the Company's $803.6 million of deposits are a dependable source of funds due to long-term customer relationships. The Company does not currently use brokered deposits as a source of funds, and as of June 30, 2001, deposit accounts having balances in excess of $100 thousand, totaled $167.0 million, or approximately 20.8%, of total deposits.

The Company anticipates that it will have sufficient funds to meet its current commitments. At June 30, 2001, the Company had commitments to originate loans of $46.3 million. In addition, the Company had unused commitments of $96.8 million on commercial business, home equity and other lines of credit. Certificates of deposit which are scheduled to mature in one year or less at June 30, 2001, totaled $278.5 million, or 80.8% of total certificates outstanding, and management believes that a significant portion of such deposits will remain with the Company.

At June 30, 2001, the Savings Bank, the Commercial Bank, and the Company all met the capital adequacy requirements to which they were subject. Also, as of that date, all met the standards to be a well-capitalized institution under applicable regulations. The following is a summary of the actual capital amounts and ratios at June 30, 2001, compared to minimum capital requirements:


                                                        Actual                                Minimum
                                                        ------                                -------
                                                        Amount          %                     Amount          %
                                                        ------         ---                    ------        ---
                                                                    (Dollars in thousands)
         Tier 1 Leverage:
            Savings Bank                              $ 100,088         9.94%                  $40,294      4.00%
            Commercial Bank                              10,333        46.46%                      884      4.00%
            Consolidated                                132,484        12.71%                   41,703      4.00%
         Tier 1 Risk Based Capital:
            Savings Bank                                100,088        13.44%                   29,783      4.00%
            Commercial Bank                              10,333       187.16%                      221      4.00%
            Consolidated                                132,484        17.30%                   30,635      4.00%
         Total Risk Based Capital:
            Savings Bank                                108,507        14.67%                   59,566      8.00%
            Commercial Bank                              10,333       187.16%                      442      8.00%
            Consolidated                                142,305        18.58%                   61,269      8.00%

At June 30, 2001, the Company had $10.8 million of available resources at the holding company level on an unconsolidated basis to use for direct activities of the Company. Furthermore, the Company has the ability to obtain dividends from the Savings and the Commercial Banks to provide additional funds. However, New York State Banking law provides generally that all dividends declared in any calendar year not exceed the total of the Bank's net profits for the year combined with its retained net profits of the preceding two years, less any required transfer to surplus, without the prior approval from the Superintendent of Banks. The term "net profits" means the remainder of all earnings from current operations plus actual recoveries on loans, investments and other assets, after deducting all current operating expenses, actual losses and all federal and state taxes. Net profits must be reduced at the time a provision for loan losses is made rather than when any net losses are charged to the loan loss reserve. The Savings Bank has already paid dividends to the Company over the past two years in excess of that amount, therefore, NYS banking approval would be required before additional dividends could be paid at this time, other than net profits in calendar year 2001. The Savings Bank has so far reported net profits for the current calendar year of $4.6 million and has already paid dividends of $2.0 million. Furthermore, the Savings Bank has declared an additional dividend of $2.5 million to the holding company which it expects to pay in August 2001.


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


                                                                         For the three months ended June 30,
                                                                       ---------------------------------------
                                                                   2001                                       2000
                                                                  ------                                     ------
                                                   Average                                  Average
                                                   Balance       Interest      Yield/Rate   Balance          Interest     Yield/Rate
                                                   -------       --------      ----------   -------          --------     ----------
INTEREST-EARNING ASSETS                                                    (Dollars in thousands)
  Total loans                                      $760,462      $14,887          7.83%      $601,206         $11,700        7.78%
  Loans held for sale                                 6,547          123          7.51%         1,438              32        8.90%
  Investment securities held to maturity              2,205           43          7.80%         2,406              48        7.98%
  Securities available for sale:
      Taxable                                       127,966        2,237          6.99%        96,239           1,704        7.08%
      Tax-exempt                                     74,291        1,208          6.50%        71,528           1,141        6.38%
                                                     ------        -----                       ------           -----
        Total securities available for sale         202,257        3,445          6.81%       167,767           2,845        6.78%
                                                    -------        -----                      -------           -----
  Federal funds sold and other                        7,459           82          4.41%        12,265             178        5.84%
                                                      -----           --                       ------             ---
    Total interest-earning assets                   978,930       18,580          7.59%       785,082          14,803        7.54%
                                                                  ------                                       ------
  Allowance for loan losses                        (14,327)                                  (11,497)
  Other assets, net                                 109,658                                    52,334
                                                    -------                                    ------
         Total assets                            $1,074,261                                 $ 825,919
                                                 ==========                                 =========

INTEREST-BEARING LIABILITIES
  Deposits:
    NOW and Super NOW accounts                     $116,001         $576          1.99%       $88,197            $483        2.20%
    Money market accounts                            31,518          228          2.90%        21,819             174        3.21%
    Savings accounts                                251,466        1,741          2.78%       183,205           1,296        2.85%
    Time deposits                                   339,195        4,479          5.30%       215,903           2,722        5.07%
    Escrow accounts                                   5,189           26          2.01%         3,789              19        2.02%
                                                      -----           --                        -----              --
    Total interest-bearing deposits                 743,369        7,050          3.80%       512,913           4,694        3.68%
                                                    -------        -----                      -------           -----
  Borrowings:
   Securities sold U/A to repurchase                 12,434          164          5.29%         9,511             130        5.50%
   Short-term borrowings                             27,852          400          5.76%        20,417             341        6.72%
   Long-term debt                                    50,000          700          5.62%        54,077             800        5.95%
                                                     ------          ---                       ------             ---
        Total borrowings                             90,286        1,264          5.62%        84,005           1,271        6.09%
                                                     ------        -----                       ------           -----
    Total interest-bearing liabilities              833,655        8,314          4.00%       596,918           5,965        4.02%
                                                                   -----                                        -----
  Non-interest-bearing deposits                      53,462                                    41,626
  Other liabilities                                  18,986                                    18,252
  Shareholders' equity                              168,158                                   169,123
                                                    -------                                   -------
     Total liabilities & equity                  $1,074,261                                 $ 825,919
                                                 ==========                                 =========

  Net interest spread                                                             3.59%                                      3.52%
  Net interest income/net interest margin                        $10,266          4.21%                        $8,838        4.53%

  Less: tax equivalent adjustment                                    462                                          423
                                                                     ---                                          ---
  Net interest income as per
    consolidated financial statements                            $ 9,804                                      $ 8,415
                                                                 =======                                      =======
  Ratio of interest-earning assets to
    interest-bearing liabilities                                                117.43%                                    131.52%



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

                                                                          For the nine months ended June 30,
                                                                       ---------------------------------------
                                                                   2001                                       2000
                                                                  ------                                     ------
                                                   Average                                  Average
                                                   Balance       Interest      Yield/Rate   Balance          Interest     Yield/Rate
                                                   -------       --------      ----------   -------          --------     ----------
INTEREST-EARNING ASSETS                                                    (Dollars in thousands)
  Total loans                                      $734,011      $43,662          7.93%      $591,322         $34,343        7.74%
  Loans held for sale                                 3,601          210          7.78%         2,162             130        8.02%
  Investment securities held to maturity              2,246          141          8.37%         2,461             147        7.96%
  Securities available for sale:
      Taxable                                       133,816        6,978          6.95%       113,736           5,556        6.51%
      Tax-exempt                                     73,579        3,751          6.80%        71,240           3,289        6.16%
                                                     ------        -----                       ------           -----
        Total securities available for sale         207,395       10,729          6.90%       184,976           8,845        6.38%
                                                    -------       ------                      -------           -----
  Federal funds sold and other                        6,739          270          5.36%        12,372             533        5.75%
                                                      -----          ---                       ------             ---
    Total interest-earning assets                   953,992       55,012          7.69%       793,293          43,998        7.39%
                                                                  ------                                       ------
  Allowance for loan losses                        (13,959)                                  (11,247)
  Other assets, net                                 104,216                                    60,772
                                                    -------                                    ------
         Total assets                            $1,044,249                                  $842,818
                                                 ==========                                  ========

INTEREST-BEARING LIABILITIES
  Deposits:
    NOW and Super NOW accounts                     $110,571       $1,751          2.12%       $87,085          $1,435        2.20%
    Money market accounts                            29,543          660          2.99%        19,814             458        3.09%
    Savings accounts                                238,977        5,083          2.84%       186,191           3,960        2.84%
    Time deposits                                   315,530       12,682          5.37%       218,906           8,015        4.89%
    Escrow accounts                                   4,262           61          1.91%         2,975              41        1.84%
                                                      -----           --                        -----              --
    Total interest-bearing deposits                 698,883       20,237          3.87%       514,971          13,909        3.61%
                                                    -------       ------                      -------          ------
  Borrowings:
   Securities sold U/A to repurchase                 12,835          526          5.48%        20,107             854        5.67%
   Short-term borrowings                             41,449        1,945          6.27%        27,611           1,232        5.96%
   Long-term debt                                    51,663        2,257          5.84%        48,505           2,135        5.88%
                                                     ------        -----                       ------           -----
        Total borrowings                            105,947        4,728          5.97%        96,223           4,221        5.86%
                                                    -------        -----                       ------           -----
    Total interest-bearing liabilities              804,830       24,965          4.15%       611,194          18,130        3.96%
                                                                  ------                                       ------
  Non-interest-bearing deposits                      51,789                                    43,293
  Other liabilities                                  19,815                                    16,032
  Shareholders' equity                              167,815                                   172,299
                                                    -------                                   -------
     Total liabilities & equity                  $1,044,249                                  $842,818
                                                 ==========                                  ========

  Net interest spread                                                             3.54%                                      3.43%
  Net interest income/net interest margin                        $30,047          4.21%                       $25,868        4.36%

  Less: tax equivalent adjustment                                  1,441                                        1,234
                                                                   -----                                        -----
  Net interest income as per
    consolidated financial statements                           $ 28,606                                     $ 24,634
                                                                ========                                     ========
  Ratio of interest-earning assets to
    interest-bearing liabilities                                                118.53%                                    129.79%


                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q

                                  JUNE 30, 2001
================================================================================


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                           None


Item 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------

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


                                     TROY FINANCIAL CORPORATION
                                     --------------------------


Date: August 14, 2001               /s/ Daniel J. Hogarty, Jr.
                                    ---------------------------------
                                     Daniel J. Hogarty, Jr.
                                     Chairman of the Board, President
                                     and Chief Executive Officer
                                     (Principal Executive Officer)



Date: August 14, 2001               /s/ David J. DeLuca
                                    -------------------------
                                     David J. DeLuca
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)