Form 10-K
period 2001-09-30
TROY FINANCIAL CORP
filed 2001-12-31
CIK 1075046

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

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

    Based upon the closing price of the registrant's common stock as of December 26, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant is $186.1 million.

    The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is:

                CLASS: COMMON STOCK, PAR VALUE $0.0001 PER SHARE
               OUTSTANDING AT DECEMBER 26, 2001: 9,763,764 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

  (1) Portions of the Annual Report to shareholders for fiscal year ended
             September 30, 2001 are incorporated by reference into
                  Part II, Items 7, 7A and 8 of this Form 10-K

  (2) Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on February 14, 2002 are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

                     BUSINESS OF TROY FINANCIAL CORPORATION

Troy Financial Corporation ("Troy Financial" or the "Company") is a Delaware corporation and the bank holding company for The Troy Savings Bank (the "Savings Bank") and The Troy Commercial Bank (the "Commercial Bank") (collectively, the "Banks"). Troy Financial's primary business is the business of the Banks.

Presently, Troy Financial and the Commercial Bank have no plans to own or lease any property, but instead use the premises and equipment of the Savings Bank. Troy Financial does not employ any persons other than certain officers of the Savings Bank who are not separately compensated by Troy Financial or the Commercial Bank. Troy Financial and the Commercial Bank may utilize the support staff of the Savings Bank from time to time, if needed, and additional employees will be hired as appropriate to the extent Troy Financial or the Commercial Bank expand their business in the future. Troy Financial was incorporated in 1998.

Troy Financial is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). See "Regulation."

The Savings Bank is a community-based savings bank headquartered in Troy, New York. The Savings Bank operates through 21 full service branch offices in an eight-county market area. As a full service financial institution, the Savings Bank places a particular emphasis on residential and commercial real estate loan products, as well as retail and business banking products and services. The Savings Bank and its subsidiaries also offer a complete range of trust, insurance and investments services, including securities brokerage, annuity and mutual funds sales, money management and retirement plan services, and other traditional investment/brokerage activities to individuals, families and businesses throughout the eight New York State counties of Albany, Greene, Rensselaer, Saratoga, Schenectady, Schoharie, Warren and Washington.

In August 2000, the Company established the Commercial Bank, which is a commercial bank headquartered in Troy, New York. The Commercial Bank's primary purpose is to generate municipal deposits, which under New York State law cannot be collected by the Savings Bank.

On November 10, 2000, the Company acquired Catskill Financial Corporation ("Catskill") in a cash transaction for $23.00 per share, for a total transaction value of approximately $89.8 million. The seven former offices of Catskill Savings Bank are now full-service offices of the Savings Bank. In accordance with the purchase method of accounting for business combinations, the assets acquired and liabilities assumed were recorded by the Company at their estimated fair value. Related operating results have been included in the Company's consolidated financial statements from the date of acquisition.

The Company's goal is to be the primary source of financial products and services for its business, retail, and municipal customers. The Company's business strategy is to serve as a community based, full-service financial services firm by offering a wide variety of business, retail, municipal banking products, trust, insurance, investment management and brokerage services to its potential and existing customers throughout its market area.

The Company delivers its products and services and interacts with its customers primarily through its 21 branches and 22 proprietary automated teller machines ("ATMs") and its 24-hour telephone banking service ("Time$aver"). The Company's branches are staffed by managers, branch operations supervisors and customer sales and service representatives ("CSSRs") who are trained and encouraged to market and service the Company's products and services, including those of the Company's nonbanking subsidiaries.

The Savings Bank and the Commercial Bank are subject to regulation, examination and supervision by Federal Deposit Insurance Corporation (the "FDIC") and the New York State Banking Department ("NYSBD"). The Savings Bank is a member of the Federal Home Loan Bank System ("FHLB System"). Deposits in the Banks are insured by the FDIC to the maximum extent provided by law. See "Regulation."

LENDING ACTIVITY

The Company focuses its lending activity primarily on the origination of commercial real estate, commercial business, residential mortgage and consumer loans. The types of loans that the Company may originate are subject to federal and state law and regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve, legislative tax policies and governmental budget matters. All loan approvals are made locally, by individual loan officers, or loan committees, depending upon the size of the loan. The Company makes every effort to respond to all loan requests in a prompt and timely manner.

LOAN PORTFOLIO COMPOSITION. At September 30, 2001, the Company's loan portfolio totaled $760.8 million, or 65.5% of total assets, and consisted primarily of single-family residential mortgages, commercial real estate, construction, commercial business, and consumer loans.

The commercial real estate loan portfolio totaled $269.1 million, or 35.3% of the Company's total loans and 23.2% of total assets, at September 30, 2001. Approximately 85.9% of the loans are secured by properties located in the Company's eight county market area, and an additional 6.4% are secured by properties located in the New York City area. Approximately 29.0% of the properties securing the loans are office buildings and warehouses, 25.8% are apartment buildings and cooperatives, and 24.7% are retail buildings. The Company's commercial real estate loans range in size up to $12.2 million, and the average principal balance outstanding at September 30, 2001 was approximately $857 thousand. The 20 largest commercial real estate loans range in size from $3.0 million to $12.2 million, and the Company had 71 loans with outstanding balances of more than $1.0 million at September 30, 2001. The Company's largest commercial real estate exposure involving a single relationship was $37.8 million, of which $34.7 million was outstanding at September 30, 2001 to Morris Massry, a nominee for director who is a local real estate developer and his related real estate interests with whom the Company has had a sixteen-year lending relationship.

The commercial business loan portfolio totaled $95.6 million, or 12.5% of the Company's loans and 8.2% of total assets, at September 30, 2001. The portfolio includes fixed and adjustable rate loans, as well as adjustable rate lines of credit to a diverse customer base including manufacturers, wholesalers, retailers, service providers, educational institutions and government-funded entities. The Company's commercial business loans range in size up to $10.6 million, with an average principal balance outstanding of approximately $221 thousand at September 30, 2001. The Company's 20 largest commercial business loans at that date ranged in terms of total exposure, including balances outstanding and unfunded commitments, from $2.5 million to $10.6 million.

The Company's portfolio of single family residential mortgage loans totaled $326.1 million, or 42.8% of total loans and 28.1% of total assets, at September 30, 2001, and consisted primarily of fixed rate and adjustable rate loans secured by detached, single family homes located in the Company's market area, as well as secured home equity and home improvement loans. As of September 30, 2001, the Company's largest single-family residential mortgage loan had an outstanding balance of $750,000. As of that date, the typical residential mortgage loan held by the Company in its portfolio had an average principal balance of approximately $70,000, an initial loan-to-value ("LTV") ratio of 80% and was secured by a detached, single family home.

The consumer loan portfolio totaled $55.4 million, or 7.3% of the Company's loans and 4.8% of total assets, at September 30, 2001. The Company's consumer loan portfolio includes home equity lines of credit, auto loans, fixed rate consumer loans, overdraft protection and "Creative Loans", which start with a modest below market interest rate that increases each year. The Company's home equity lines of credit represented 12.8% of the Company's consumer loan portfolio and its auto loans represented 27.7% of the portfolio, at September 30, 2001. Personal fixed rate loans originated through direct mail marketing programs represented $7.9 million, or 14.3% of the Company's consumer loan portfolio at September 30, 2001.

The following table presents the composition of the Company's loan portfolio, excluding loans held for sale, in dollar amounts and percentages at the dates indicated:



LOAN PORTFOLIO COMPOSITION
------------------------------------------------------------------------------------------------------------------------------------
AS OF SEPTEMBER 30,                     2001                2000                 1999                1998              1997
                                              PERCENT             PERCENT              PERCENT            PERCENT           PERCENT
(Dollars in thousands)              AMOUNT    OF TOTAL  AMOUNT    OF TOTAL  AMOUNT     OF TOTAL  AMOUNT   OF TOTAL  AMOUNT  OF TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Real estate loans:
  Residential mortgage             $326,074      42.8% $226,961      37.9% $221,721      39.1% $202,511      43.4% $214,638   45.2%

  Commercial                        269,092      35.3   233,334      38.9   216,700      38.2   166,186      35.7   184,561   38.8

  Construction                       16,379       2.1     7,300       1.2    13,761       2.4    10,052       2.2    15,508    3.3
------------------------------------------------------------------------------------------------------------------------------------

       Total real estate loans      611,545      80.2   467,595      78.0   452,182      79.7   378,749      81.3   414,707   87.3
------------------------------------------------------------------------------------------------------------------------------------

Commercial business loans            95,563      12.5    87,167      14.6    66,274      11.7    45,156       9.7    29,961    6.3
------------------------------------------------------------------------------------------------------------------------------------
Consumer loans:

  Home equity lines of credit         7,108       0.9     5,019       0.8     6,776       1.2     8,575       1.8     9,883    2.1

  Other consumer                     48,341       6.4    39,320       6.6    42,081       7.4    33,445       7.2    20,539    4.3
------------------------------------------------------------------------------------------------------------------------------------

       Total consumer loans          55,449       7.3    44,339       7.4    48,857       8.6    42,020       9.0    30,422    6.4
------------------------------------------------------------------------------------------------------------------------------------

  Gross loans                      $762,557     100.0% $599,101     100.0% $567,313     100.0% $465,925     100.0% $475,090  100.0%
------------------------------------------------------------------------------------------------------------------------------------

Net deferred loan fees and costs
   and unearned discount            (1,774)                (364)               (407)               (344)               (501)
------------------------------------------------------------------------------------------------------------------------------------

       Total loans                 760,783              598,737             566,906             465,581             474,589

Allowance for loan losses          (14,333)             (11,891)            (10,764)             (8,260)             (6,429)
------------------------------------------------------------------------------------------------------------------------------------
       Total loans receivable,
          net                     $746,450             $586,846            $556,142            $457,321            $468,160
====================================================================================================================================

The following table presents as of September 30, 2001, the dollar amount of all loans in the Company's portfolio, excluding loans held for sale, that are contractually due after September 30, 2002, and indicates whether such loans have fixed or adjustable interest rates:



--------------------------------------------------------------------------------
                                                           DUE AFTER
                                                      SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
(Dollars in thousands)                              AMOUNT         PERCENT
--------------------------------------------------------------------------------
FIXED:
    Residential mortgage                           $237,302         35.5%
    Commercial mortgage                             210,381         31.5
    Construction                                      1,255           .2
--------------------------------------------------------------------------------
        Total real estate loans                     448,938         67.2
--------------------------------------------------------------------------------
    Commercial business                              26,953          4.0
--------------------------------------------------------------------------------
    Consumer:
      Home equity lines of credit                        --
      Other consumer                                 22,636          3.4
--------------------------------------------------------------------------------
        Total consumer                               22,636          3.4
--------------------------------------------------------------------------------
    Total fixed rate loans                          498,527         74.6
--------------------------------------------------------------------------------

ADJUSTABLE:
    Residential mortgage                             68,539         10.3
    Commercial mortgage                              38,587          5.8
    Construction                                      6,121           .9
--------------------------------------------------------------------------------
        Total real estate loans                     113,247         17.0
--------------------------------------------------------------------------------
    Commercial business                              47,141          7.0
--------------------------------------------------------------------------------
    Consumer:
      Home equity lines of credit                     7,108          1.1
      Other consumer                                  2,357           .3
--------------------------------------------------------------------------------
        Total consumer                                9,465          1.4
--------------------------------------------------------------------------------
    Total adjustable rate loans                     169,853         25.4
--------------------------------------------------------------------------------
    Total loans due after September 30, 2002       $668,380       100.00%
================================================================================

LOAN MATURITY. The following table shows the contractual maturity of the Company's loan portfolio at September 30, 2001. The table does not include loans held for sale, and does include possible prepayments or scheduled principal amortization.


---------------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 2001
---------------------------------------------------------------------------------------------------------------------
                                                                                         HOME
                                                                                        EQUITY
                                  RESIDENTIAL                              COMMERCIAL  LINES OF   OTHER
(DOLLARS IN THOUSANDS)             MORTGAGE     COMMERCIAL  CONSTRUCTION    BUSINESS    CREDIT   CONSUMER    TOTAL
---------------------------------------------------------------------------------------------------------------------
Amounts due:
   Within one year                 $ 20,233     $  20,124     $  9,003      $ 21,469    $    --   $ 23,348  $  94,177
After one year:
   one to five years                 78,060       143,430        6,184        58,930         --     24,657    311,261
   five to ten years                 87,768        89,225        1,134        15,164      7,108        177    200,576
   ten to twenty years              100,564        14,073           --            --         --          2    114,639
   more than twenty years            39,449         2,240           58            --         --        157     41,904
---------------------------------------------------------------------------------------------------------------------
   Total due after one year         305,841       248,968        7,376        74,094      7,108     24,993    668,380
---------------------------------------------------------------------------------------------------------------------

   Total amount due                $326,074     $ 269,092     $ 16,379      $ 95,563    $ 7,108   $ 48,341  $ 762,557
---------------------------------------------------------------------------------------------------------------------

Less:
   Net deferred loan fees/costs
   and unearned discounts                                                                                      (1,774)
   Allowance for loan losses                                                                                  (14,333)
---------------------------------------------------------------------------------------------------------------------
   Loan receivable, net                                                                                     $ 746,450
=====================================================================================================================



The Company participates with other financial institutions in certain larger credits (both selling and purchasing interests) and also purchases loans from other financial institutions and brokers. The Company also sells or enters into commitments to sell certain of its fixed rate mortgage loans to Freddie Mac, as well as to other parties. Historically, the Company has sold substantially all its 30-year conforming fixed rate mortgage loans and, from time to time as conditions warrant, its 15-year conforming fixed rate mortgage loans into the secondary mortgage market. During fiscal 2001 and 2000, the Company sold $27.2 million and $12.9 million of 30-year and 15-year, respectively, fixed-rate mortgage loans into the secondary mortgage market. In order to reduce the interest rate risk associated with mortgage loans held for sale, as well as with outstanding loan commitments and uncommitted loan applications with rate lock agreements which are intended to be held for sale, the Company enters into mandatory forward sales commitments and option agreements to sell loans in the secondary market. The Company typically retains servicing rights on loans sold in order to generate fee income. As of September 30, 2001, the Company serviced mortgage loans for others with an aggregate principal balance of $230.9 million.

The following is a more detailed discussion of the Company's current lending practices.

COMMERCIAL REAL ESTATE LENDING. The Company originates commercial real estate loans primarily in its eight-county market area, as well as New York City and northern New York, and to a lesser extent in other states. Approximately 6%, 4% and 4%, respectively, of the Company's commercial real estate loans are secured by real estate located in New York City (primarily Manhattan, Brooklyn and the Bronx), northern New York, and states other than New York. At September 30, 2001, the Company's commercial real estate loan portfolio by sector is as follows: 26% in apartment buildings and cooperatives; 29% in office and warehouse buildings; 25% in retail buildings; 1% in buildings owned by non-profit organizations; 5% in the hospitality industry; and 14% in other property types.

The Company's commercial real estate loans outstanding increased $35.8 million or 15.3%, in fiscal 2001, compared to growth of $16.6 million or 7.8% in fiscal 2000 and $50.5 million or 30.4% in fiscal 1999. Loans originated in fiscal year 2001 and 2000 were $100.8 million and $98.1 million, respectively. As part of the Company's commercial real estate lending marketing effort, the Company's commercial real estate loan officers call on prospective borrowers, solicit existing customers for additional business, follow up on branch "walk-ins" and referrals and interact with representatives of the local real estate industry.

In addition to developing business, the Company's commercial real estate loan officers are responsible for the initial underwriting of commercial real estate loans and preparation of a credit memorandum. The Company's underwriting standards focus on review of the potential borrower's cash flow, loan-to-value ("LTV") ratios and rent-rolls, as well as the borrower's leverage and working capital ratios, the real estate securing the loan, personal guarantees and the borrower's other on-going projects. In general, the Company seeks to underwrite loans with an LTV ratio of 75% or less, although under certain circumstances it will accept an LTV ratio of up to 90%.

As part of the origination process, the Company assigns each commercial real estate loan a risk rating that focuses on the loan's risk of loss. Following the loan officer's initial analysis, described above, the loan file is reviewed by the Vice President and Director of Commercial Real Estate Lending who then has authority to approve the loan if the loan amount is less than $100,000, in the case of unsecured loans, and less than $275,000, in the case of loans secured by commercial real estate. Unsecured loans between $100,000 and $1.5 million and secured loans between $275,000 and $1.5 million require approval of the Company's Commercial Mortgage Credit Committee. All loans in excess of $1.5 million require approval of the Board of Directors Loan Committee.

Commercial real estate loan officers also are responsible for monitoring the Company's portfolio of commercial real estate loans on an on-going basis, which includes reviewing annual financial statements, verifying that loan covenants have not been violated and inspecting property. In addition, the Company employs an annual review process in which an outside consultant, who was previously the director of commercial lending for a large New York commercial bank, reviews 75% to 80% of the Company's commercial real estate portfolio to confirm the Company's assigned risk rating and to review the Company's overall monitoring of the loan portfolio.

COMMERCIAL BUSINESS LENDING. Since 1993, the Company has actively sought to originate commercial business loans in its market area. The Company originated $40.3 million and $42.8 million of commercial business loans in fiscal years 2001 and 2000, respectively. The Company's commercial loans generally range in size up to $10.0 million, and the borrowers are principally located within the Company's market area. The Company offers both fixed rate loans, with terms ranging from three to seven years and adjustable rate lines of credit. As of September 30, 2001, 40.0% of the Company's outstanding commercial loan portfolio consisted of variable rate loans. As a general rule, the Company sets the interest rates on its loans based on the prime rate, London Inter-Bank Offered Rate ("LIBOR") or other index rates, plus a premium, and its variable-rate loans reprice at least every 90 days. The Company's commercial loans include loans to finance equipment acquisitions, working capital and accounts receivable. These loans are made to a diverse customer base that includes manufacturers, wholesalers, retailers, service providers, educational institutions and government funded entities.

The Company solicits commercial loan business through its commercial loan officers, who call on potential borrowers and follow up on referrals from other Company employees. The commercial loan officers market the Company's commercial loan products by focusing on the Company's competitive pricing, the Company's reputation for service and the Company's ties to the local business community. In many cases, the Company's senior management, including the President, meet with prospective borrowers.

The Company also has a small business-lending program whereby the Company lends money to small, locally-owned and -operated businesses. During the fiscal year ended September 30, 2001, the Company originated $8.4 million of new small business loans, up from $5.0 million in the prior year. At September 30, 2001, the Company had $23.6 million of such loans outstanding. Approximately 10% of the Company's small business loans are secured by cash collateral or marketable securities or are guaranteed up to 90% of the principal amount by the Small Business Administration.

In addition to developing business, the Company's commercial loan officers are responsible for underwriting the commercial loans and monitoring the ongoing relationship between the borrower and the Company. Following the loan officer's initial underwriting and preparation of a credit memorandum, the loan application is reviewed by the Vice President and Director of Commercial Lending, who has authority to approve the loan if the loan amount is less than $100,000. Loans between $100,000 and $1.0 million require approval of the Company's Commercial Loan Credit Committee, and loans in excess of $1.0 million require approval of the Board of Directors' Loan Committee. The Company's underwriting standards focus on a review of the potential borrower's cash flow, as well as the borrower's leverage and working capital ratios. To a lesser extent, the Company will consider the collateral securing the loan and whether there is a personal guarantee on the loan.

To assist with the initial underwriting and ongoing maintenance of the Company's commercial loans, the Company employs the same risk rating system used by the Company's commercial real estate loan department. See " Commercial Real Estate Lending." At the time a loan is initially underwritten, as well as every time a loan is reviewed, the Company assigns a risk rating. In addition, the Company employs an annual review process, in which an outside consultant reviews 75% to 80% of the Company's commercial loan portfolio to confirm the Company's assigned risk rating and to review the Company's overall monitoring of the loan portfolio.

The Company monitors its commercial loan portfolio by closely watching all loans with a risk rating which indicates certain adverse factors, such as debt ratio or cash flow issues. In addition, the Company receives delinquency reports beginning on the 10th of every month. If a loan payment is more than 20 days late, then the commercial loan officer begins active loan management, which initially includes calling the borrower or sending a written notice. Moreover, because the Company's lines of credit expire every 12 months, or five months after the borrower's fiscal year end, and the borrower is required to renew the line of credit at such time, the Company, in effect, re-underwrites the loan annually. A term loan often includes a line of credit, in which case the status of the borrower and loan is reviewed annually because of the line of credit review. In all reviews, the Company analyzes the borrower's most current financial statements, and in most cases will visit the borrower or inspect the borrower's business and properties.

SINGLE FAMILY RESIDENTIAL LENDING. The Company originated $53.9 million and $44.4 million of single-family residential real estate loans in fiscal years 2001 and 2000, respectively. Substantially all the Company's residential mortgage loans were originated through Family Mortgage Banking Co., Inc. ("FMBC"), the Company's mortgage banking subsidiary. FMBC currently employs five loan counselors, who are responsible for developing the Company's mortgage business by meeting with referrals, networking with representatives of the local real estate industry and sponsoring home buying seminars. In addition, the Company's CSSRs are trained to refer potential mortgage customers to FMBC. Although FMBC meets with applicants and assists with the application process, the Company handles the processing, underwriting, funding and closing of all residential mortgage loans. Single-family residential mortgage loans not originated through FMBC generally are originated through independent mortgage brokers or by the Savings Bank.

The Company currently makes a variety of fixed rate and adjustable rate mortgage loans ("ARMs") , which are secured by one- to four-family residences located in the Company's eight-county market area. The Company offers mortgage loans that conform to Freddie Mac guidelines, as well as jumbo loans, which are loans in amounts over $275,000 and loans with other non-conforming features. The Company will underwrite a single family residential mortgage loan with an LTV ratio of up to 95% with private mortgage insurance, and the Company's fixed rate mortgages generally have maturities of 10 to 30 years.

The Company offers a variety of ARM programs based on market demand. The Company generally amortizes an ARM over 30 years. On select ARMs, the Company offers a conversion option, whereby the borrower, at his or her option, can convert the loan to a fixed interest rate after a predetermined period of time, generally 10 to 57 months. Interest rates are generally adjusted based on a specified margin over the Constant Treasury Maturity Index. Interest rate adjustments on such loans are limited by both annual adjustment caps and maximum rate adjustments over the life of the loan. The origination of ARMs, as opposed to fixed rate loans, helps to reduce the Company's exposure to increases in interest rates. During periods of rising interest rates, however, ARMs may increase credit risks not inherent in fixed rate loans, primarily because, as interest rates rise, the payment obligations of the borrowers rise, thereby increasing the potential for default. The annual and lifetime adjustable caps however, help to reduce this risk. The volume and type of ARMs originated through FMBC are affected by numerous market factors, including the level of interest rates, competition, consumer preferences and the availability of funds. At September 30, 2001, the Company held $69.0 million of ARMs in its loan portfolio, most of which were one-year ARMs.

Single-family residential loans are generally underwritten according to Freddie Mac guidelines. The Company requires borrowers who obtain mortgage loans with an LTV ratio greater than 80% to obtain private mortgage insurance in an amount sufficient to reduce the Company's exposure to not more than 80% of the purchase price or appraised value, whichever is lower. In addition, the Company requires escrow accounts for the payment of taxes and insurance if the LTV ratio exceeds 80%, but permits borrowers to request an escrow account waiver if the LTV ratio is less than 80%. Substantially all mortgage loans originated by the Company include due-on-transfer clauses, which generally provide the Company the contractual right to deem the loan immediately due and payable if the borrower transfers ownership of the property without the Company's consent. The Company's staff underwriters have authority to approve loans in amounts up to $275,000. Loans between $275,000 and $1.0 million require the approval of the Company's Commercial Mortgage Credit Committee, and loans in excess of $1.0 million require the approval of the Loan Committee of the Board of Directors.

To help low- and moderate-income home buyers in the Company's communities, the Company participates in residential mortgage programs and products sponsored by the State of New York Mortgage Agency ("SONYMA") and the Federal Housing Authority ("FHA"). SONYMA and FHA mortgage programs provide low- and moderate-income households with smaller down payments and below-market interest rates. The Company typically sells its SONYMA loans back to SONYMA for resale in the secondary market. The Company also is a charter member of the Capital District Affordable Housing Partnership, a local lending consortium that makes mortgage funds available to homebuyers who are unable to obtain conventional financing. The Company also participates in the Capital District Community Loan and the FHLB Home Buyer's Club. In the past five years, the Company also has made available to low- to moderate-income first-time homebuyers over $15 million of conventional no down payment mortgages for its loan portfolio.

To complement the Company's portfolio of residential mortgage loan products, the Company also originates fixed rate home equity mortgage loans. A first or second mortgage on the owner-occupied property secures these loans. During fiscal 2001, the Company originated $7.0 million of home equity mortgage loans. As of September 30, 2001, the average size of the Company's outstanding home equity mortgage loans in its residential mortgage loan portfolio was $19.5 thousand.

CONSUMER LENDING. In addition to the Company's residential mortgage loans, the Company offers a variety of consumer credit products, including home equity lines of credit, variable rate or Creative Loans, auto loans, fixed rate consumer loans and overdraft protection. The objective of the Company's consumer lending program is to maintain a profitable loan portfolio and to serve the credit needs of the Company's customers and the communities in which it does business, while providing for adequate liquidity, higher yielding short duration assets as well as portfolio diversification.

The Company offers home equity lines of credit in amounts up to $100,000. The home equity lines of credit have variable interest rates and are available only if the LTV ratio is less than 90%. The Company's Creative Loans begin with a modest below market interest rate that increases each year, and can be either unsecured or secured by personal property and do not carry prepayment penalties. The outstanding balance on the Company's Creative Loans at September 30, 2001 was $2.8 million.

The Company's fixed rate consumer loans are typically made to finance the purchase of new or used automobiles. In such cases, the Company offers 100% financing on new automobiles for terms up to 60 months and 80% financing on used automobiles for terms dependent on the age of the vehicle. The Company also offers unsecured lines of credit or overdraft protection to credit qualified depositors who maintain checking accounts with the Company. In addition to covering overdrafts on checking accounts, these unsecured lines of credit are accessible to borrowers from ATMs throughout the world.

The Company markets its consumer credit products through its branches, local advertisements and direct mailings. Applications can be completed at any branch of the Company, and, in most cases, the Company will respond to a customer's completed credit application within 24 hours, including the funding of approved loans. Individual authority to approve consumer loans varies by the amount of the loan and whether it is real estate related. Consumer loans are underwritten according to the Company's Consumer Loans Underwriting practices, and loan approval is based primarily on review of the borrower's employment status, credit report and credit score.

CONSTRUCTION LENDING. The Company offers residential construction loans to individuals who are constructing their own homes in the Company's market area. Generally, in these cases, the Company is familiar with the builders utilized by the Company's borrowers and has a long-standing relationship with them. The Company's residential mortgage loan origination group monitors the periodic disbursements of all construction loans, and, before advances are made, the Company's independent appraisers provide reports comparing the progress of the construction to the pre-construction schedule. In many cases, the Company converts construction loans to traditional residential or commercial mortgage loans, as the case may be, following completion of construction. During the year ended September 30, 2001, the Company originated $2.3 million of residential construction loans. Residential construction loans outstanding are reported with residential mortgage loans.

The Company's construction loans generally have terms up to six months, and require payment of interest only. If construction is not completed on schedule, the Company charges the borrower additional fees in connection with an extension of the loan. The Company's staff underwriters have approval authority of up to $275,000. Loans in excess of $275,000 require approval of the Commercial Mortgage Credit Committee, and loans in excess of $1.5 million require approval of the Loan Committee of the Board of Directors. The Company will not make construction loans in excess of $1.5 million, or greater than 95% of the estimated cost of construction.

Construction lending generally involves greater credit risk than permanent financing on owner-occupied real estate. The risk of loss is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, compared to the estimated cost of construction, including interest, and the ability of the builder to complete the project. If the estimate of the value proves to be inaccurate, then the Company may be confronted with a project that, when completed, has a value that is insufficient to assure full repayment of the loan.

The Company also makes construction loans on commercial real estate projects where the borrowers are well known to the Company and have the necessary liquidity and financial capacity to support the projects through to completion and the source of permanent financing, whether the Company or another institution, can be verified. All commercial real estate construction lending is done on a recourse basis. As of September 30, 2001, the Company had $16.4 million of commercial real estate construction loans outstanding, or 2.1% of the Company's loans and 1.4% of total assets.

LOAN REVIEW. As part of the portfolio monitoring process, commercial business loans over $750,000, and commercial real estate loans over $1 million are subjected to an annual detailed loan review. Classified loans over $100,000 (see below) in both portfolios are subjected to this process quarterly. Current financial information is analyzed and the loan rating is evaluated to determine if it still accurately represents the level of risk posed by the credit. These reviews are then reviewed by an outside consultant who opines on the reasonableness of the loan officers' conclusions with respect to the loans risk rating and the related allowance for loan loss, if any. For classified loans, these reviews are complemented by quarterly loan officers' meeting with the consultant and the Company's Chief Credit Officer. The conclusions reached at these meetings become an integral part of the quarterly review of loan loss reserve adequacy.

DELINQUENT LOANS. It is the policy of management to monitor the Company's loan portfolio to anticipate and address potential and actual delinquencies. The procedures taken by the Company vary depending on the type of loan.

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

CLASSIFIED ASSETS. The Company's classification policies require the classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality, as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values improbable. Assets classified as "losses" are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. At September 30, 2001, the Company had classified $6.0 million of assets as "substandard" and $220,000 of assets as "doubtful." At such date, the Company did not have any assets classified as "loss."

In addition to classified assets, the Company also has certain "special mention" or "watch list" assets that have characteristics, features or other potential weaknesses that warrant special attention. At September 30, 2001, special mention assets totaled $5.5 million, or 0.7% of total loans and 0.5% of total assets.

NON-PERFORMING ASSETS. It is the policy of the Company to place a loan on non-accrual status when the loan is contractually past due 90 days or more, or when, in the opinion of management, the collection of principal and/or interest is doubtful. At such time, all accrued but unpaid interest is reversed against current period income and, as long as the loan remains on non-accrual status, interest is recognized only when received, if considered appropriate by management. In certain cases, the Company will not classify a loan that is contractually past due 90 days or more as non-accruing if management determines that the particular loan is well secured and in the process of collection. In such cases, the loan is simply reported as "past due." Loans are removed from non-accrual status when such loans become current as to principal and interest or when, in the opinion of management, the loans are expected to be fully collectible as to principal and interest. The Company did not have any loans classified as 90 days past due and still accruing interest at September 30, 2001. Non-performing loans also include troubled debt restructurings ("TDRs"). TDRs are loans whose repayment criteria have been renegotiated to below market terms given the credit risk inherent in the loan due to the borrowers' inability to repay the loans in accordance with the loans' original terms. At September 30, 2001, the Company had no loans classified as TDRs.

The Company classifies property that it acquires through foreclosure or settlement in lieu thereof as other real estate owned ("OREO"). The Company records OREO at the lower of the unpaid principal balance or fair value less estimated costs to sell at the date of acquisition and subsequently recognizes any decrease in fair value by a charge to non-interest expense. At September 30, 2001, the Company had $140 thousand of OREO resulting from single family residential mortgage loans, and $125 thousand from commercial real estate loans.

The following presents the amounts and categories of non-performing assets at the dates indicated:



------------------------------------------------------------------------------------------------------------------------------------
                                                                                              AT SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                        2001       2000        1999        1998       1997
------------------------------------------------------------------------------------------------------------------------------------

Non-accrual loans:

Real estate loans:

  Residential mortgage                                                      $ 1,825     $ 2,424     $ 2,707     $ 2,900     $ 2,598

  Commercial mortgage                                                           898       2,829       4,210       6,327       3,438

  Construction                                                                   --          --          --          --         350
------------------------------------------------------------------------------------------------------------------------------------
   Total real estate loans                                                    2,723       5,253       6,917       9,227       6,386

Commercial business loans                                                        63         103          10          31          33

Home equity lines of credit                                                      83          84          58         259          --

Other consumer loans                                                            380         160         282          50          40
------------------------------------------------------------------------------------------------------------------------------------
   Total non-accrual loans                                                    3,249       5,600       7,267       9,567       6,459

Troubled debt restructurings                                                     --          53         616       2,081       2,256
------------------------------------------------------------------------------------------------------------------------------------
   Total non-performing loans                                                 3,249       5,653       7,883      11,648       8,715
------------------------------------------------------------------------------------------------------------------------------------
Other real estate owned:

  Residential real estate                                                       140         240          76         345         589

  Commercial real estate                                                        125       1,033       1,769       1,527       2,101
------------------------------------------------------------------------------------------------------------------------------------
   Total other real estate owned                                                265       1,273       1,845       1,872       2,690
------------------------------------------------------------------------------------------------------------------------------------
   Total non-performing assets                                              $ 3,514     $ 6,926     $ 9,728     $13,520     $11,405
------------------------------------------------------------------------------------------------------------------------------------


Allowance for loan losses                                                   $14,333     $11,891     $10,764     $ 8,260     $ 6,429
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses as a percentage of non-performing loans            441.15%     210.35%     136.55%      70.91%      73.77%
------------------------------------------------------------------------------------------------------------------------------------
Non-performing loans as a percentage of total loans                            0.43%       0.94%       1.39%       2.50%       1.84%
------------------------------------------------------------------------------------------------------------------------------------
Non-performing assets as a percentage of total assets                          0.30%       0.75%       1.06%       1.89%       1.72%
------------------------------------------------------------------------------------------------------------------------------------



For the years ended 2001, 2000 and 1999, the gross interest income that would have recorded had the non-accrual loans been on an accrual basis or had the rate not been reduced with respect to the loans restructured in troubled debt restructurings amounted to $210 thousand, $186 thousand, and $326 thousand, respectively.

ALLOWANCE FOR LOAN LOSSES. In originating loans, there is a substantial likelihood that loan losses will be experienced. The risk of loss varies with, among other things, general economic conditions, the type of loan, the creditworthiness of the borrower and, in the case of a collateralized loan, the quality of the collateral securing the loan. In an effort to minimize loan losses, the Company monitors its loan portfolio by reviewing delinquent loans and taking appropriate measures. In addition, with respect to the Company's commercial real estate and commercial business loans, the Company closely watches all loans with a risk rating that indicates potential adverse factors. Moreover, on an annual basis, the Company reviews borrowers' financial statements, including rent rolls if appropriate, and, in some cases, inspects borrowers' properties in connection with the annual renewal of lines of credit. Furthermore, the Company's outside consultant periodically reviews the credit quality of the loans in the commercial real estate and commercial business loan portfolios, and, together with the Company's Commercial Loan Credit Committee, reviews quarterly all classified loans over $100,000 with a risk rating that indicates the loan has certain weaknesses.

Based on management's on-going review of the Company's loan portfolio, including the inherent risks therein, historical loan loss experience, general economic conditions and trends and other factors, the Company maintains an allowance for loan losses to cover probable loan losses. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based upon a number of factors, including the historical loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, industry trends, and general economic conditions affecting borrowers' abilities to pay. Loans are charged against the allowance for loan losses when management believes that the collectibility of all or a portion of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans. Based on information currently known to management, management considers the current level of reserves adequate to cover probable loan losses, although there can be no assurance that such reserves will in fact be sufficient to cover actual losses. At September 30, 2001, the Company's allowance for loan losses was $14.3 million, or 1.88% of total loans and 441.15% of non-performing loans, at that date. Net charge-offs during the year ended September 30, 2001 were $1.2 million, down $196 thousand or 13.6%, from fiscal 2000. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. The following table is a summary of the activity in the Company's allowance for loan losses over the last five years:




----------------------------------------------------------------------------------------------------------------------------------
                                                                                 FOR THE YEARS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                              2001          2000          1999         1998           1997
----------------------------------------------------------------------------------------------------------------------------------

Total loans outstanding ( at end of period )                     $ 760,783     $ 598,737     $ 566,906     $ 465,581     $ 474,589

Average total loans outstanding                                  $ 741,709     $ 594,570     $ 505,489     $ 467,406     $ 471,779

Allowance for loan losses at beginning of year                   $  11,891     $  10,764     $   8,260     $   6,429     $   4,304

Loan charge-offs:

     Residential real estate                                          (258)         (412)         (362)         (521)         (320)

     Commercial real estate                                            (20)         (550)         (252)       (1,612)       (1,286)

     Construction                                                      (89)         (375)           --          (130)         (140)

     Commercial business                                              (184)          (40)          (75)          (51)         (110)

     Home equity lines of credit                                        --            --            --            --            --

     Other consumer loans                                           (1,041)         (565)         (306)         (132)          (34)
----------------------------------------------------------------------------------------------------------------------------------
        Total charge-offs                                           (1,592)       (1,942)         (995)       (2,446)       (1,890)
----------------------------------------------------------------------------------------------------------------------------------
Loan recoveries:

     Residential real estate                                            26            84            40           147            80

     Commercial real estate                                             71           155           176            57            13

     Construction                                                       32           219            13            --            --

     Commercial business                                                22             6             8             4            12

     Home equity lines of credit                                        --            --            --            --            --

     Other consumer loans                                              201            42            12            19            10
----------------------------------------------------------------------------------------------------------------------------------
        Total recoveries                                               352           506           249           227           115
----------------------------------------------------------------------------------------------------------------------------------
Loan charge-offs ( net of recoveries )                              (1,240)       (1,436)         (746)       (2,219)       (1,775)
----------------------------------------------------------------------------------------------------------------------------------
Provision charged to operations                                      1,498         2,563         3,250         4,050         3,900

Allowance acquired                                                   2,184            --            --            --            --
----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of year                         $  14,333     $  11,891     $  10,764     $   8,260     $   6,429
----------------------------------------------------------------------------------------------------------------------------------

Ratio of net charge-offs during the year to
   average loans outstanding during the year                           .17%          .24%          .15%          .48%          .38%

Allowance as a percentage of non-performing loans                   441.15%       210.35%       136.55%        70.91%        73.77%

Allowance as a percentage of total loans ( end of year )              1.88%         1.99%         1.90%         1.77%         1.35%
----------------------------------------------------------------------------------------------------------------------------------


The following table presents an allocation of the Company's allowance for loan losses, the percent of allowance for loan losses to total allowance, and the percent of loans to total loans in each of the categories listed at the dates indicated. This allocation is management's assessment of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.


-----------------------------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                             2001                                         2000                               1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                       PERCENT                           PERCENT                           PERCENT
                                                       OF LOANS                         OF LOANS                           OF LOANS
                                          PERCENT OF   IN EACH             PERCENT OF    IN EACH              PERCENT OF   IN EACH
                                          ALLOWANCE    CATEGORY             ALLOWANCE   CATEGORY               ALLOWANCE   CATEGORY
                                          TO TOTAL     TO TOTAL             TO TOTAL    TO TOTAL               TO TOTAL    TO TOTAL
( Dollars in thousands)          AMOUNT   ALLOWANCE     LOANS    AMOUNT     ALLOWANCE     LOANS     AMOUNT     ALLOWANCE    LOANS
-----------------------------------------------------------------------------------------------------------------------------------
Allocation of allowance
 for loan losses:

Real estate loans:

    Residential mortgage        $ 2,085       14.5%      42.8%   $ 2,062       17.3%       37.9%    $ 1,967       18.2%      39.1%

    Commercial mortgage           5,504       38.4%      35.3%     5,533       46.5%       38.9%      5,379       50.0%      38.2%

    Construction                    470        3.3%       2.1%       297        2.5%        1.2%         95        0.9%       2.4%

Commerical business loans         2,636       18.4%      12.5%     2,059       17.3%       14.6%      1,716       15.9%      11.7%

Home equity lines of credit          18        0.1%       0.9%        21        0.2%        0.8%         30        0.3%       1.2%

Other consumer loans              1,205        8.4%       6.4%       792        6.7%        6.6%        621        5.8%       7.4%

Unallocated                       2,415       16.9%                1,127        9.5%                    956        8.9%
===================================================================================================================================
         Total                  $14,333      100.0%     100.0%  $ 11,891      100.0%      100.0%    $10,764      100.0%     100.0%
===================================================================================================================================


-----------------------------------------------------------------------------------------------
                                           1998                             1997
-----------------------------------------------------------------------------------------------
                                                     PERCENT                         PERCENT
                                                     OF LOANS                        OF LOANS
                                        PERCENT OF   IN EACH             PERCENT OF  IN EACH
                                         ALLOWANCE   CATEGORY            ALLOWANCE   CATEGORY
                                         TO TOTAL    TO TOTAL             TO TOTAL   TO TOTAL
                               AMOUNT    ALLOWANCE    LOANS      AMOUNT   ALLOWANCE    LOANS
-----------------------------------------------------------------------------------------------

Allocation of allowance
  for loan losses:

Real estate loans:

    Residential mortgage      $ 1,316       15.9%      43.4%     $ 878      13.7%      45.2%

    Commercial mortgage         3,964       48.0%      35.7%     3,240      50.4%      38.8%

    Construction                  131        1.6%       2.2%       127       2.0%       3.3%

Commercial business loans       1,503       18.2%       9.7%     1,275      19.8%       6.3%

Home equity lines of credit        31        0.4%       1.8%        31       0.5%       2.1%

Other consumer loans              488        5.9%       7.2%       278       4.3%       4.3%

Unallocated                       827       10.0%                  600       9.3%
===============================================================================================
         Total                $ 8,260      100.0%     100.0%    $6,429     100.0%     100.0%
===============================================================================================


SECURITIES


The Company separates its securities portfolio into securities available for sale and investment securities held to maturity. At September 30, 2001, the Company had $248.5 million, or 21.4% of total assets, in securities available for sale and $2.1 million, or 0.2% of total assets, in investment securities held to maturity. These portfolios consist primarily of U.S. government securities and agency obligations, corporate debt securities, municipal securities, mortgage-backed securities, mutual funds and equity securities. Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, then they are classified as investment securities held to maturity and are carried at amortized cost. Securities if any, that are identified as trading account assets for resale over a short period are stated at fair value with unrealized gains and losses reflected in current earnings. All other debt and equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, as a separate component of equity. At September 30, 2001, the Company did not hold any securities considered to be trading securities. As a member of the FHLB of New York, the Company is required to hold FHLB stock, which is carried at cost because the FHLB stock is not marketable and may only be resold to the FHLB of New York.

The Company's investment policy focuses investment decisions on maintaining a balance of high quality, diversified investments. In making its investments, the Company also considers liquidity, the potential need for collateral to be used for pledging purposes, and earnings. Investment decisions are made by the Company's Chief Financial Officer who has authority to purchase, sell or trade securities qualifying as eligible investments under applicable law and in conformance with the Company's investment policy. In addition, the Company's Vice President and Director of Municipal Finance is authorized to purchase municipal securities for the Company's portfolio.

Under the Company's investment policy, securities eligible for the Company to purchase include U.S. Treasury obligations, securitized loans from the Company's loan portfolio, municipal securities, certain corporate obligations, equity mutual funds, common stock, preferred stock, convertible preferred, convertible notes and bonds, U.S. governmental agency or agency-sponsored obligations, collateralized mortgage obligations and REMICs, banker's acceptances and commercial paper, certificates of deposit and federal funds.

The following table presents the composition of the Company's securities available for sale and investment securities held to maturity in dollar amounts and percentages at the dates indicated.






------------------------------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30,                                                    2001                     2000                     1999
------------------------------------------------------------------------------------------------------------------------------------
                                                            CARRYING     PERCENT   CARRYING       PERCENT   CARRYING       PERCENT
(Dollars in thousands)                                        VALUE      OF TOTAL    VALUE        OF TOTAL    VALUE        OF TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Securities available for sale (at fair value):

U.S. Government securities and agency obligations           $ 60,463        24.3%   $161,184        60.4%   $171,992        61.2%
Obligations of states and political subdivisions              87,308        35.1%     80,359        30.1%     73,262        26.1%
Mortgage-backed securities                                    50,312        20.3%      2,149         0.8%     17,132         6.1%
Corporate debt securities                                     13,639         5.5%     12,345         4.7%      5,661         2.0%
Mutual funds and marketable equity securities                 28,669        11.5%      1,865         0.7%      5,486         2.0%
Non-marketable equity securities                               8,078         3.3%      8,848         3.3%      7,338         2.6%
------------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                          248,469       100.0%    266,750       100.0%    280,871       100.0%
------------------------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity
(at amortized cost):
    Mortgage-backed securities                                 1,130        53.1%      1,301        56.6%      1,535        60.6%
    Corporate and other debt securities                        1,000        46.9%      1,000        43.4%        999        39.4%
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities held to maturity                   2,130       100.0%      2,301       100.0%      2,534       100.0%
------------------------------------------------------------------------------------------------------------------------------------
Total securities portfolio                                  $250,599               $ 269,051               $ 283,405
------------------------------------------------------------------------------------------------------------------------------------


The following table presents information regarding the amortized cost, weighted average yields and contractual maturities of the Company's securities available for sale and investment securities held to maturity debt portfolios (excludes mutual fund shares and equities) as of September 30, 2001. Weighted average yields are based on amortized cost.



------------------------------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                 MORE THAN ONE YEAR TO MORE THAN FIVE YEARS TO
                              ONE YEAR OR LESS        FIVE YEARS             TEN YEARS         MORE THAN TEN YEARS     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                                         WEIGHTED            WEIGHTED             WEIGHTED             WEIGHTED             WEIGHTED
                              AMORTIZED  AVERAGE  AMORTIZED  AVERAGE   AMORTIZED  AVERAGE  AMORTIZED   AVERAGE   AMORTIZED  AVERAGE
(Dollars in thousands)           COST     YIELD     COST      YIELD       COST     YIELD     COST       YIELD      COST      YIELD
------------------------------------------------------------------------------------------------------------------------------------

Securities available for sale:

   U.S. Government
    securities and
    agency obligations         $ 40,340    4.21%  $15,144     5.42%     $ 3,498    6.75%    $    --             $ 58,982      4.67%

   Obligations of states and
      political subdivisions     61,267    5.43%   19,420     7.17%       3,863    7.03%      1,411     8.25%     85,961      5.95%

   Mortgage-backed securities         6    6.56%      395     6.91%       3,200    7.12%     44,411     7.03%     48,012      7.03%

   Corporate debt securities        600    7.23%   10,000     4.75%       2,988    5.15%         --               13,588      4.95%
------------------------------------------------------------------------------------------------------------------------------------
Total available for sale       $102,213    4.96%  $44,959     6.04%     $13,549    6.56%    $45,822     7.07%   $206,543      5.77%
------------------------------------------------------------------------------------------------------------------------------------

Investment securities held to
   maturity:

   Mortgage-backed securities        --                40     7.50%         600    8.96%        490     7.61%      1,130      8.33%

  Corporate and other debt           --                --                    --               1,000     7.13%      1,000      7.13%
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities    $     --           $    40     7.50%     $   600    8.96%    $ 1,490     7.08%   $  2,130      7.76%
====================================================================================================================================

(1) Weighted average yields are presented on a tax equivalent basis, using an assumed federal tax rate of 34%.



The following is a more detailed discussion of the Company's securities available for sale and investment securities held to maturity portfolios.

U.S GOVERNMENT SECURITIES AND AGENCY OBLIGATIONS. The Company invests in U.S. Treasury securities, debt securities and mortgage-backed securities issued by government agencies and government sponsored agencies such as Fannie Mae, the FHLBs, the Government National Mortgage Association ("Ginnie Mae") and the Federal Home Loan Mortgage Company ("Freddie Mac"). At September 30, 2001, the Company held, as available for sale, $60.0 million of non-government guaranteed bonds issued by the FHLBs, Freddie Mac and Fannie Mae, of which $25.0 million are discount notes. These securities had an average yield of 4.67% and all of these securities which were rated "AAA." The Company's investment policy does not limit the amount of U.S. government and agency obligations that can be held.

MUNICIPAL SECURITIES. At September 30, 2001, $86.0 million of the Company's securities consisted of tax-exempt municipal bonds and notes, all of which were classified as available for sale. Of that total, $58.3 million were invested in general obligations of jurisdictions in the State of New York representing relationship investments in 92 separate municipalities, including counties, cities, school districts, towns, villages and fire districts. In addition, the Company held $20.5 million in bonds of various municipalities throughout the United States. The Company also held $7.2 million of taxable municipal bonds of municipalities within New York State. The Company's municipal securities have a weighted average maturity of approximately 11 months and a taxable equivalent yield of 5.95% at September 30, 2001. Interest earned on municipal bonds is exempt from federal income taxes and, for issues in the State of New York, a portion is excludable from state income taxes. The Company's investment policy limits the amount of municipal securities to 25.0% of the Company's total assets or approximately $290.4 million at September 30, 2001, however, the Company continuously monitors its tax-exempt portfolio to avoid being subject to the alternative minimum tax.

CORPORATE DEBT SECURITIES. The Company's corporate debt securities portfolio at September 30, 2001 totaled $14.6 million and consisted of general corporate obligations, public utility and telephone bonds, and an asset-backed security. All the Company's corporate debt securities at September 30, 2001, were rated "BBB" or higher, and $13.6 million and $1.0 million were classified as available for sale and held to maturity, respectively. The Company's investment policy limits the amount of corporate debt securities to 25.0% of the Company's total assets or approximately $290.4 million at September 30, 2001.

MUTUAL FUNDS AND EQUITY SECURITIES. At September 30, 2001, the Company's mutual funds and equity securities portfolio totaled $36.6 million, all of which were classified as available for sale. The largest investment in one issuer was $25.0 million in a Federated ARM fund and $8.0 million in FHLB of New York stock which the Company is required to hold as a member. At September 30, 2001, the Company also had $1.3 million invested in common stocks, primarily shares of publicly traded financial institutions, and an additional $2.3 million of preferred stocks of nationally recognized corporations.

SOURCES OF FUNDS

The Company's lending and investment activities are primarily funded by deposits, repayments and prepayments of loans and securities, proceeds from the sale of loans and securities, proceeds from maturing securities and cash flows from operations. In addition, the Company borrows from the FHLB of New York to fund its operations.

DEPOSITS. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposit accounts consist of interest bearing checking, non-interest bearing checking, and business checking, regular savings, money market savings and time deposit accounts. The maturities of the Company's time deposit accounts range from three months to five years. In addition, the Company offers IRAs and Keogh accounts. To enhance its deposit products and increase its market share, the Company offers overdraft protection and direct deposit for its retail banking customers and cash management services for its business customers. In addition, the Company offers a low-cost interest bearing checking account service to its customers over 55 years of age. Rates for all deposit products are set by the Company's ALCO Committee.

At September 30, 2001, the Company's deposits totaled $808.5 million or 69.6% of total assets. At September 30, 2001, the balance of core deposits, which is defined to include NOW accounts, money market accounts, savings accounts and non-interest bearing checking accounts, totaled $468.4 million, or 57.9% of total deposits and represented 40.3% of total assets. At September 30, 2001, the Company had a total of $340.1 million in time deposit accounts, or 42.1% of total deposits. Time deposits of $266.1 million or 78.2%, mature in one year or less.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The Company's deposits are obtained primarily from the eight counties in which the Company's branches are located. The Company relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships to attract and retain these deposits, although market interest rates and rates offered by competing financial institutions affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including local radio and print media, and does not solicit deposits from outside its market area.

In fiscal 2001, the Commercial Bank increased its municipal deposits $14.3 million. The Company expects the Commercial Bank to continue providing an alternative source of funding through the generation of municipal deposits. In addition, the Company does not currently use brokers to obtain deposits, and at September 30, 2001, the Company had no brokered deposits. However, the Company may, from time to time, consider these funding opportunities.

At September 30, 2001, the Company had $340.1 million in time deposit accounts, with the following maturities:

           --------------------------------------------------------------------
                                                                    WEIGHTED
                       MATURITY PERIOD                  AMOUNT    AVERAGE RATE
           --------------------------------------------------------------------

           (Dollars in thousands)
           TIME DEPOSITS LESS THAN $100,000:
             Three months or less                      $ 71,979       5.05%
             Over three months through six months        73,754       4.76%
             Over six months through 12 months           73,601       4.75%
             Over 12 months                              64,394       4.92%
           --------------------------------------------------------------------
                Total                                  $283,728       4.87%
           ====================================================================
           TIME DEPOSITS MORE THAN $100,000:
             Three months or less                      $ 25,448       4.03%
             Over three months through six months        11,714       4.72%
             Over six months through 12 months            9,624       4.61%
             Over 12 months                               9,581       5.02%
           --------------------------------------------------------------------
                Total                                  $ 56,367       4.44%
           ====================================================================

BORROWINGS. The principal source of the Company's borrowings is through the FHLB and repurchase agreements. The FHLB system functions in a reserve credit capacity for member savings associations and certain other home financing institutions. The Company uses FHLB advances as an alternative funding source to fund its lending activities when it determines that it can profitably invest the borrowed funds over their term. At September 30, 2001, the Company had outstanding FHLB short-term advances of approximately $100.0 million and long-term borrowings of $50.0 million. Long-term borrowings had a weighted average interest rate of 5.37% and a weighted average term of 4.8 years.

At September 30, 2001, the Company had $13.0 million of borrowed funds in the form of securities sold under agreements to repurchase, with a weighted average interest rate of 4.81%. All securities repurchase agreements at September 30, 2001 mature within ninety days, except for $10.0 million with the FHLB which mature in 2008.

TRUST SERVICES

The Trust Department offers a full range of services, including living trusts, executor services, testamentary trusts, employee benefit plan management, custody services and investment management, primarily to individuals, corporations, unions and other institutions. The Trust Department has retained the services of two independent investment services firms to provide investment research. A Trust Committee that consists of the Vice President Trust & Investment Officer and the President, as well as four members of the Company's Board of Directors who rotate on a semi-annual basis, oversees operation of the Trust Department. The Trust Department markets its services through its trust officers, who call on the Company's existing customers, referrals from attorneys and accountants, the Company's CSSRs and branch managers who cross-sell the Trust Department's services and free seminars open to the public. As of September 30, 2001, the Trust Department managed over $384.4 million of assets, which includes $118.8 million over which the Trust Department has discretionary investment authority. The Trust Department's fee income, which totaled $839 thousand for the year ended September 30, 2001, supplements the Company's rate-sensitive interest income.

SAVINGS BANK LIFE INSURANCE

As of January 2000, the Savings Bank Life Insurance Department ("SBLI") became part of a new corporation, SBLI U.S.A. Life Insurance Company. The Company will continue to offer a wide variety of low-cost insurance policies, including whole life, single premium life, senior life and children's term, to its customers who live or work in the State of New York. Management believes that offering SBLI is beneficial to the Company's relationship with its customers. The Company receives commission income from the sale and the renewal of life insurance policies.

SUBSIDIARY ACTIVITIES

The following are descriptions of the Savings Bank's wholly owned subsidiaries, which are indirectly owned by Troy Financial.

THE FAMILY INVESTMENT SERVICES CO., INC. The Family Investment Services Co., Inc., ("FISC"), which was incorporated in May 1989, is the Savings Bank's wholly owned full-service brokerage firm, offering a complete range of investment products, including mutual funds, debt, equity and government securities, on a fee-per-transaction basis. FISC's goal is to market its products and services to the Company's existing customers who seek alternatives to traditional financial institution savings products. As a complement to the Company's municipal investment activities, FISC intends to begin underwriting general obligation securities of state and political subdivisions. FISC has three full time employees who monitor the Company's branches to facilitate referrals from the CSSRs and branch managers, as well as a manager and two sales support staff who assist customers with investment decisions and trading. As of September 30, 2001, FISC managed approximately $70.0 million of customer assets. FISC is a member of the National Association of Securities Dealers and is insured by the Securities Insurance Protection Corporation.

FAMILY MORTGAGE BANKING CO., INC. FMBC, which was incorporated in April 1987, is the Savings Bank's wholly owned mortgage-banking subsidiary. The Company originates the majority of its residential real estate and residential construction loans through applications received from commissioned employees of FMBC.

OTHER SUBSIDIARIES. The Savings Bank has eleven other wholly owned subsidiaries:
The Family Advertising Co. is an advertising agency; T.S. Capital is licensed by the Small Business Administration as a Small Business Investment Company in order to offer small business loans and make equity investments in small businesses; The Family Insurance Agency, Inc. is an insurance agency that offers a full range of life and health insurance products, as well as taxed-deferred annuities; and T.S. Real Property Inc., Troy SB Real Estate Co., 32 Second Street Inc., Camel Hill Corporation, 507 Heights Corp. and Realty Umbrella, Ltd. are all related to the management of, or investment in, the Company's foreclosed or purchased real estate. Troy Realty Funding Corp. is a real estate investment trust formed in 1999. The Savings Bank funded Troy Realty Funding Corp. with approximately $97 million in commercial real estate mortgages. The interest income earned on those assets is passed through to the Savings Bank in the form of dividends. In fiscal 2000, the Savings Bank formed T.S.B. Real Property, Inc. to acquire a 50% non-controlling interest in a limited liability company ("LLC") that owns and develops office buildings for sale or lease within the Company's market area. The Savings Bank funded T.S.B. Real Property, Inc. with $2.0 million of cash. The carrying amount of T.S.B. Real Property's 50% interest in the LLC at September 30, 2001 was approximately $2.1 million.

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

REGULATION

Troy Financial, as a bank holding company, is subject to regulation, supervision, and examination by the Federal Reserve. The Savings Bank, as a New York State chartered savings bank, and the Commercial Bank, as a New York State chartered bank, are subject to regulation, supervision, and examination by the FDIC as their primary federal regulator and by the NYSBD as their state regulator.


BANK HOLDING COMPANY REGULATION

As a bank holding company, Troy Financial is subject to the regulation, supervision, and examination of the Federal Reserve under the Bank Holding Company Act. Troy Financial is required to file periodic reports and other information with the Federal Reserve, and the Federal Reserve may conduct examinations of Troy Financial.

Troy Financial is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of tier 1 capital to total assets of 4.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. As of September 30, 2001, Troy Financial's ratio of tier 1 capital to total assets was 12.28%, its ratio of tier 1 capital to risk-weighted assets was 17.56%, and its ratio of qualifying total capital to risk-weighted assets was 18.83%.

Troy Financial's ability to pay dividends to its shareholders and expand its line of business through the acquisition of new banking or non-banking subsidiaries can be restricted if its capital falls below levels established by the Federal Reserve's guidelines. In addition, any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized and is required to submit an acceptable plan to the Federal Reserve for achieving capital adequacy.

The Federal Reserve is empowered to initiate cease and desist proceedings and other supervisory actions for violations of the Bank Holding Company Act or the Federal Reserve's regulations, orders or notices issued thereunder. Federal Reserve approval is required if Troy Financial seeks to acquire direct or indirect ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, Troy Financial would own or control, directly or indirectly, 5% or more of any class of the voting shares of the bank or bank holding company. Federal Reserve approval also must be obtained if a bank holding company acquires all or substantially all the assets of a bank or merges or consolidates with another bank holding company.

Bank holding companies are prohibited from engaging in activities other than banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve regulations contain a list of permissible non-banking activities, and the Federal Reserve has identified a limited number of such activities by order. These activities include lending activities, certain data processing activities, and securities brokerage and investment advisory services, trust activities and leasing activities. A bank holding company must file a notice with the Federal Reserve prior to acquiring more than 5% of the voting shares of a company engaged in such activities. A bank holding company that is well capitalized and well managed and meets other conditions may provide notice after making the acquisition.

The Gramm-Leach-Bliley Act, effective March 11, 2000, amended the Bank Holding Company Act and expanded the permissible activities of bank holding companies under certain circumstances. In order to take advantage of the new authority, a bank holding company must elect to be treated as a financial holding company and its depository institution subsidiaries must be well capitalized and well managed and have at least a satisfactory record of performance under the Community Reinvestment Act. Financial holding companies may engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The legislation identifies certain activities that are deemed to be financial in nature, including non-banking activities currently permissible for bank holding companies to engage in both within and outside the United States, as well as insurance and securities underwriting and merchant banking activities. The Federal Reserve is authorized to identify additional activities that are permissible financial activities, but only after consultation with the Department of the Treasury. No prior notice to the Federal Reserve would be required to acquire a company engaging in these activities or to commence these activities directly or indirectly through a subsidiary.

Troy Financial has not elected to be treated as a financial holding company since it has no current plans to use the new authority to engage in expanded activities.

Under the Change in Bank Control Act, persons who intend to acquire control of a bank holding company, either directly or indirectly or through or in concert with one or more persons must give 60 days' prior written notice to the Federal Reserve. "Control" would exist when an acquiring party directly or indirectly has voting control of at least 25% of Troy Financial's voting securities or the power to direct the management or policies of the company. Under Federal Reserve regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party has ownership control, or the power to vote at least 10% (but less than 25%) of Troy Financial's common stock.

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

BANK REGULATION

The Savings Bank and the Commercial Bank (together the "Banks") are New York State chartered institutions, and their deposit accounts are insured up to applicable limits by the FDIC under the Bank Insurance Fund ("BIF"). The Banks are subject to extensive regulation by the NYSBD as their chartering agency, and by the FDIC as the deposit insurer. The Banks must file reports with the NYSBD and the FDIC concerning their activities and financial condition, and they must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The NYSBD and the FDIC conduct periodic examinations to assess the Banks' compliance with various regulatory requirements. This regulation and supervision is intended primarily for the protection of the deposit insurance funds and depositors. The regulatory authorities have extensive discretion in connection with the exercise of their supervisory and enforcement activities, including the setting of policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The Banks derive their lending, investment and other powers primarily from the applicable provisions of the New York Banking Law and the regulations adopted thereunder. Under these laws and regulations, the Savings Bank may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. It also may exercise trust powers upon approval of the NYSBD. The Commercial Bank currently limits its activities to accepting municipal deposits and acquiring municipal and other investment securities.

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

The Banks are subject to minimum capital requirements imposed by the FDIC that are substantially similar to the capital requirements imposed on Troy Financial. The FDIC regulations require that the Banks maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, the Banks must maintain a ratio of tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on the Banks' composite examination rating. As a recently chartered bank, the Commercial Bank must maintain a leverage ratio of at least 8% during its first three years of operations. At September 30, 2001, the Savings Bank's ratio of Tier 1 capital to risk-weighted assets was 9.79%, its ratio of tier 1 capital to risk-weighted assets was 13.64%, and its ratio of tier 1 capital to average total assets was 14.90%. At September 30, 2001, the Commercial Bank's ratio of Tier 1 capital to risk-weighted assets was 38.38%, its ratio of tier 1 capital to risk-weighted assets was 159.58%, and its ratio of tier 1 capital to average total assets was 159.58%. Capital requirements higher than the generally applicable minimum requirements may be established for a particular bank if the FDIC determines that a bank's capital is, or may become, inadequate in view of its particular circumstances. Failure to meet capital guidelines could subject a bank to a variety of enforcement actions, including actions under the FDIC's prompt corrective action regulations.

State banks are limited in their investments and activities engaged in as principal to those permissible under applicable state law and that are permissible for national banks and their subsidiaries, unless such investments and activities are specifically permitted by the Federal Deposit Insurance Act or the FDIC determines that such activity or investment would pose no significant risk to the BIF. The FDIC has by regulation determined that certain real estate investment and securities underwriting activities do not present a significant risk to the BIF provided they are conducted in accordance with the regulations. The Gramm-Leach-Bliley Act expanded the permissible activities of national banks to include activities that are permissible for bank holding companies, as noted above, other than insurance underwriting, merchant banking and real estate development or investment activities.

The FDIC and the NYSBD have extensive enforcement authority over insured savings and commercial banks, including the Banks. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

The Banks are subject to quarterly payments on semiannual insurance premium assessments for their FDIC deposit insurance. The FDIC implements a risk-based deposit insurance assessment system. Deposit insurance assessment rates currently are within a range of $0.00 to $0.27 per $100 of insured deposits, depending on the assessment risk classification assigned to each institution. Under current FDIC assessment guidelines, the Banks expect that they will not incur any FDIC deposit insurance assessments during the next fiscal year, although the current system for assigning assessment risk classifications to insured depository institutions is being reviewed by the FDIC and the deposit insurance assessments are subject to change. The Banks are subject to separate assessments to repay bonds ("FICO bonds") issued in the late 1980's to recapitalize the former Federal Savings and Loan Insurance Corporation. The annual rate of assessments for payments on the FICO bonds for the quarter beginning on October 1, 2001 is 2.02 basis points for BIF-assessable deposits.

Transactions between the Banks and any of their affiliates (including Troy Financial) are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of a bank for purposes of Sections 23A and 23B unless it engages in activities not permissible for a national bank to engage in directly. Generally, Sections 23A and 23B (i) limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of, or investment in securities issued by the affiliate, purchase of assets, issuance of guarantees and other similar types of transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies. The Banks also are restricted in the loans they may make to their executive officers and directors, and the executive officers and directors of Troy Financial, any owner of 10% or more of their stock or the stock of Troy Financial, and to certain entities affiliated with any such person.

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

Under the FDIC's prompt corrective action regulations, an insured institution is considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specified capital level for any capital measure), (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% or greater if the institution has the highest composite examination rating in its most recent report of examination and is not experiencing or anticipating significant growth), (iii) "undercapitalized" if the institution has a total risk-based capital ratio less than 8%, or a Tier 1 risk-based ratio less than 4% and a leverage ratio less than 4% (3% if the institution has the highest composite examination rating in its most recent report of examination and is not experiencing or anticipating significant growth), (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio less than 6%, Tier 1 risk-based capital ratio less than 3% or a leverage ratio less than 3%, and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. Under certain circumstances, the FDIC can reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency, which for the Banks would be the FDIC. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC may take any other action that it determines will better carry out the purpose of prompt corrective action initiatives.

At September 30, 2001, each Bank was classified as a "well capitalized" institution.

The Banks are not permitted to pay dividends if, as the result of the payment, they would become undercapitalized, as defined under the FDIC's prompt corrective action regulations. In addition, if the Banks become "undercapitalized" under these regulations, payment of dividends would be prohibited without the prior approval of the FDIC. Either Bank also could be subject to these dividend restrictions if the FDIC determined that the Bank is in an unsafe or unsound condition or was engaging in an unsafe or unsound practice.

Under Federal Reserve regulations, the Banks are required to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations require that a reserve of 3% must be maintained against aggregate transaction accounts up to $42.8 million and 10% against aggregate transaction accounts in excess of that amount. The first $5.5 million of otherwise reservable balances (subject to adjustment by the Federal Reserve) are exempted from the reserve requirements. The Banks are in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Banks' interest-earning assets.

The Savings Bank is a member of the FHLB System. The FHLB System consists of 12 regional Federal Home Loan Banks and provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB of New York in an amount equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, 5.0% of its advances from the FHLB of New York, or 0.3% of total assets. At September 30, 2001, the Savings Bank was in compliance with this requirement and owned $8.0 million of FHLB of New York common stock.

Advances from the FHLB of New York are secured by a member's shares of the capital stock of the FHLB of New York and certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity and cost of funds to the FHLB of New York. As of September 30, 2001, the Savings Bank had $150.0 million of outstanding advances from the FHLB of New York.

Effective July 1, 2001, all financial institutions, including the Company and the Banks, were required to establish procedures and practices to protect customer data. The Company does not sell personal information to anyone. By law, the Company is permitted to share experience, transaction and other personal data such as information obtained from applications or credit reporting agencies with our affiliates and other third parties to allow them to provide products and services of interest its customers. The customer, however has the option to direct the Company not to share such personal information except that which is permitted by law.

As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act"), signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLAFATA"). IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Covered financial institutions also are barred from dealing with foreign "shell" banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. Treasury regulations implementing the due diligence requirements must be issued no later than April 24, 2002. Whether or not regulations are adopted, the law becomes effective July 23, 2002. Additional regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of "concentration accounts," and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program. IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts. THE COMPANY HAS IN PLACE A BANK SECRECY ACT COMPLIANCE PROGRAM, AND IT ENGAGES IN VERY FEW TRANSACTIONS OF ANY KIND WITH FOREIGN FINANCIAL INSTITUTIONS OR FOREIGN PERSONS.

EMPLOYEES

At September 30, 2001, the Company had 276 full-time employees and 30 part-time employees. The Company's employees are not presently represented by any collective bargaining group.

ITEM 2. PROPERTIES

The Company currently conducts its business through 21 full-service banking offices. The following table sets forth certain information on the Company's offices as of September 30, 2001.


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   NET BOOK VALUE
                                                                                                                   OF PROPERTY OR
                                                                                    DATE OF       ORIGINAL           LEASEHOLD
                                                                      LEASED OR      LEASE      YEAR LEASED       IMPROVEMENTS AT
              LOCATION                  ADDRESS                         OWNED      EXPIRATION   OR ACQUIRED      SEPTEMBER 30, 2001
                                                                                                                   (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
HEADQUARTERS:                         32 Second Street                  Owned         N/A           1871      $               4,009
  Troy Office                         Troy, NY  12180
------------------------------------------------------------------------------------------------------------------------------------
OPERATIONS CENTER:                    433 River St.                    Leased       8/31/04         1993                        433
  Troy                                Troy, NY  12180
------------------------------------------------------------------------------------------------------------------------------------
TRUST SERVICES:                       50 Second Street                  Owned         N/A           1989                        226
  Troy                                Troy, NY  12180
------------------------------------------------------------------------------------------------------------------------------------
BRANCH OFFICES:

   Hudson Valley Plaza                75 Vandenburgh Avenue            Leased       12/31/05        1983                         15
                                      Troy, NY 12180
------------------------------------------------------------------------------------------------------------------------------------
   East Greenbush                     615 Columbia Pike                 Owned         N/A           1969                        265
                                      East Greenbush, NY  12061
------------------------------------------------------------------------------------------------------------------------------------
   Albany                             120 State Street                  Owned         N/A           1995                      1,628
                                      Albany, NY 12207
------------------------------------------------------------------------------------------------------------------------------------
   Watervliet                         1601 Broadway                    Leased        3/1/03         1983                         20
                                      Watervliet, NY 12189
------------------------------------------------------------------------------------------------------------------------------------
   Latham                             545 Troy-Schenectady Rd          Leased       6/30/04         1989                        362
                                      Latham, NY 12110
------------------------------------------------------------------------------------------------------------------------------------
   Colonie                            103 Wolf Road                    Leased       3/31/07         1994                         22
                                      Colonie, NY 12205
------------------------------------------------------------------------------------------------------------------------------------
   Guilderland                        1704 Western Avenue              Leased        6/9/07         1997                        275
                                      Guilderland, NY 12203
------------------------------------------------------------------------------------------------------------------------------------
   Schenectady                        1626 Union Street                 Owned         N/A           1987                        228
                                      Schenectady, NY 12309
------------------------------------------------------------------------------------------------------------------------------------
   Clifton Park/Halfmoon              2 Tower Way                       Owned         N/A           1999                      1,048
                                      Clifton Park, NY 12065
------------------------------------------------------------------------------------------------------------------------------------
   Quaker Road                        44 Quaker Road                    Owned         N/A           1995                      1,615
                                      Queensbury, NY 12804
------------------------------------------------------------------------------------------------------------------------------------
   Queensbury Office                  739 Upper Glen Street            Leased       9/30/04         1979                         91
                                      Queensbury, NY 12804
------------------------------------------------------------------------------------------------------------------------------------
   Whitehall Office                   184 Broadway                      Owned         N/A           1971                        230
                                      Whitehall, NY 12887
------------------------------------------------------------------------------------------------------------------------------------
   Wyantskill                         86 Main Avenue                    Owned         N/A           1999                      1,273
                                      Wynantskill, NY 12198
------------------------------------------------------------------------------------------------------------------------------------
   Catskill                           341 Main Street                   Owned         N/A           2000                        554
                                      Catskill, NY 12414
------------------------------------------------------------------------------------------------------------------------------------
   Greenville                         Route 32 Bryant's Super
                                      Market                           Leased       10/27/07        2000                        181
                                      Greenville, NY  12083
------------------------------------------------------------------------------------------------------------------------------------
   Middleburgh                        Route 30 & Mill Lane              Owned         N/A           2000                        480
                                      Middleburgh, NY  12122
------------------------------------------------------------------------------------------------------------------------------------
   Oak Hill                           Route 145, P.O. Box D             Owned         N/A           2000                        376
                                      Oak Hill, NY  12460
------------------------------------------------------------------------------------------------------------------------------------
   Ravena                             Route 9W, P.O. Box 397            Owned         N/A           2000                        247
                                      Ravena, NY  12143
------------------------------------------------------------------------------------------------------------------------------------
   West Side                          245 West Bridge Street            Owned         N/A           2000                        543
                                      Catskill, NY  12414
------------------------------------------------------------------------------------------------------------------------------------
   Windham                            Route 296, P.O. Box 1001          Owned         N/A           2000                        526
                                      Windham, NY  12496
------------------------------------------------------------------------------------------------------------------------------------


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

       -------------------------------------------------------------------------
                                     HIGH               LOW            DIVIDEND
       -------------------------------------------------------------------------

             2000
         1st quarter              $ 11.500           $ 9.938            $  .05
         2nd quarter                10.250             8.688               .05
         3rd quarter                10.625             9.188               .06
         4th quarter                11.938             9.625               .07

             2001
         1st quarter                13.688             11.625              .08
         2nd quarter                15.750             14.875              .08
         3rd quarter                19.500             14.750              .10
         4th quarter                22.900             17.560              .10
      ==========================================================================

The closing price of the Common Stock on September 30, 2001 was $21.14. The approximate number of holders of record of the Company's Common Stock on December 26, 2001 was 4,046.

ITEM 6. SELECTED FINANCIAL DATA

The following summary financial and other information about the Company is derived from the Company's audited consolidated financial statements for each of the five fiscal years ended September 30, 2001, 2000, 1999, 1998 and 1997:



------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30,                                  2001         2000         1999        1998         1997
------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA:
     Total assets                             $1,161,578   $  922,028   $  915,096   $  716,649   $  662,448
     Loans receivable, net                       746,450      586,846      556,142      457,321      468,160
     Securities available for sale
       (fair value)                              248,469      266,750      280,871      197,758      117,552
     Investment securities held to maturity
       (amortized cost)                            2,130        2,301        2,534        3,483        4,000
     Deposits                                    808,518      555,972      563,373      578,202      572,397
     Borrowings                                  162,971      178,808      148,933       47,464        4,728
     Shareholders' equity                        164,746      167,278      180,439       71,029       71,542
============================================================================================================



---------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except share and
    per share data)                                      2001           2000           1999               1998             1997
---------------------------------------------------------------------------------------------------------------------------------

SELECTED OPERATING DATA:
   Interest and dividend income                      $  71,213     $    57,506     $    51,802          $  48,030       $  48,287
     Interest expense                                   32,709          24,358          23,782             24,193          23,351
---------------------------------------------------------------------------------------------------------------------------------
       Net interest income                              38,504          33,148          28,020             23,837          24,936
---------------------------------------------------------------------------------------------------------------------------------
     Provision for loan losses                           1,498           2,563           3,250              4,050           3,900
---------------------------------------------------------------------------------------------------------------------------------
       Net interest income after
          provision for loan losses                     37,006          30,585          24,770             19,787          21,036
---------------------------------------------------------------------------------------------------------------------------------
     Non-interest income:
       Service charges on deposits                       1,611           1,076             892                858             822
       Loan servicing fees                                 400             504             523                432             460
       Trust service fees                                  839             704             665                459             362
       Net (losses) gains from securities transactions    (105)           (283)             17                  8               4
       Net gains (losses) from mortgage loan sales          68             (45)            245                 76              14
       Other income                                      2,420           1,723             705                719           1,075
---------------------------------------------------------------------------------------------------------------------------------
          Total non-interest income                      5,233           3,679           3,047              2,552           2,737
---------------------------------------------------------------------------------------------------------------------------------
     Non-interest expenses:
       Compensation and employee benefits               14,777          12,587          10,839             10,218           9,573
       Occupancy                                         2,362           1,972           2,094              2,101           2,089
       Furniture, fixtures, and equipment                  949             802             728              1,080             901
       Computer charges                                  1,869           1,647           1,508              1,424           1,322
       Professional, legal and other fees                1,242           1,222           1,205                924             726
       Printing, postage and telephone                     858             904             707                614             559
       Other real estate expenses (income) net             121            (241)            781              1,087             380
       Goodwill and other intangibles amortization       1,485              48              47                 47              47
       Contributions                                       159             205           4,706              4,759             102
       Merger related integration costs                  1,972              --              --                 --              --
       Other expenses                                    3,095           3,054           3,210              2,837           2,840
---------------------------------------------------------------------------------------------------------------------------------
          Total non-interest expenses                   28,889          22,200          25,825             25,091          18,539
---------------------------------------------------------------------------------------------------------------------------------
       Income (loss) before income tax expense          13,350          12,064           1,992             (2,752)          5,234
          (benefit)
           Income tax expense (benefit)                  4,276           3,454             (85)            (1,874)          1,576
---------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                $   9,074     $     8,610     $     2,077       $       (878)      $   3,658
---------------------------------------------------------------------------------------------------------------------------------
SHARE AND PER SHARE DATA:
Basic earnings per share                             $    1.00     $       .86     $     .32(1)                --              --
Diluted earnings per share                                 .96             .86           .32(1)                --              --
Book value per share                                     16.73           15.76           14.86                 --              --
Tangible book value per share                            13.55           15.72           14.83                 --              --
Market value at period end                               21.14           11.75           10.81                 --              --
---------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding, diluted                  9,414,783      10,066,577      11,526,139                 --              --
---------------------------------------------------------------------------------------------------------------------------------



 (1) Earnings per share calculations do not include earnings prior to initial public offering on March 31, 1999.


                                                   (Continued on following page)



-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
AT OR FOR THE YEARS ENDED SEPTEMBER 30,                        2001          2000            1999            1998             1997
-----------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS AND OTHER DATA:
PERFORMANCE RATIOS:
  Return  on average assets                                     .97%(1)       1.02%           0.57%(2)        0.27%(3)         0.55%
  Return  on average equity                                     6.14(1)       5.02            3.43 (2)        2.49 (3)         5.22
  Average equity to average total assets                       15.82         20.37           16.60           10.80            10.57
  Equity to total assets (period end)                          14.18         18.14           19.72            9.91            10.80
  Average interest earning assets to average
    interest bearing liabilities                              118.36        130.31          122.89          113.96           112.29
  Net interest rate spread(4)                                   3.57          3.46            3.17            3.32             3.50
  Net interest rate margin(5)                                   4.19          4.39            3.89            3.84             3.96
  Efficiency ratio(6)                                          58.59(1)      57.83           64.92(2)        71.22(3)         65.48
  Operating expenses to average assets
     assets ratio                                               2.54(1)       2.66            2.64(2)         2.88(3)          2.74
ASSET QUALITY RATIOS:
  Non-performing loans to total loans                            .43          0.94            1.39            2.50             1.84
  Non-performing assets to total assets                          .30          0.75            1.06            1.89             1.72
  Allowance for loan losses to total loans                      1.88          1.99            1.90            1.77             1.35
  Allowance for loan losses to non-performing
       loans                                                  441.15        210.35          136.55           70.91            73.77
REGULATORY CAPITAL RATIOS (CONSOLIDATED):
  Leverage capital                                             12.28         19.88           21.21            9.89            10.64
  Tier I risk-based capital                                    17.56         25.01           28.71           14.02            15.01
  Total risk-based capital                                     18.83         26.28           29.96           15.27            16.37
OTHER DATA:
  Full-service banking offices                                    21            14              14              14               13
  Number of deposit accounts                                  91,129        64,614          68,117          70,057           70,185
-----------------------------------------------------------------------------------------------------------------------------------




(1) Excludes $2.0 million of merger related integration costs due to the acquisition of Catskill Financial Corporation.

(2) Excludes cost of $4.1 million stock contribution to The Troy Savings Bank Community Foundation.

(3) Excludes cost of $4.5 million cash contribution to The Troy Savings Bank Charitable Foundation.

(4) Net interest rate spread represents the difference between the tax equivalent yield on average interest earning assets and the rate on average interest-bearing liabilities.

(5) Net interest rate margin represents tax equivalent net interest income as a percentage of average interest earning assets.

(6) The efficiency ratio represents non-interest expenses less other real estate owned expense (income), divided by the sum of net interest income on a tax equivalent basis and non-interest income, excluding gains and losses on securities.



-----------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED                              SEPT 30,  JUNE 30,   MARCH 31,   DEC 31,   SEPT 30,   JUNE 30,   MARCH 31,  DEC 31,
(In thousands, except per share data )            2001      2001       2001       2000       2000       2000       2000       1999
------------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                    $17,642    $18,118    $18,384    $17,069    $14,742    $14,380    $14,340    $14,044
Interest expense                                  7,744      8,314      8,637      8,014      6,228      5,965      6,256      5,909
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                               9,898      9,804      9,747      9,055      8,514      8,415      8,084      8,135
------------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                           366        366        400        366        756        469        538        800
Total non-interest income                         1,391      1,435      1,275      1,132      1,059        794        675      1,151
Total non-interest expenses                       6,867      6,979      6,823      8,220      5,477      5,436      5,400      5,887
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                  4,056      3,894      3,799      1,601      3,340      3,304      2,821      2,599
Income tax expense                                1,388      1,272      1,249        367        978      1,005        752        719
------------------------------------------------------------------------------------------------------------------------------------
Net income                                      $ 2,668    $ 2,622    $ 2,550    $ 1,234    $ 2,362    $ 2,299    $ 2,069    $ 1,880
====================================================================================================================================
Basic earnings per share                        $  0.30    $  0.29    $  0.28    $  0.13    $  0.25    $  0.23    $  0.21    $  0.18
Diluted earnings per share                         0.29       0.28       0.27       0.13       0.25       0.23       0.21       0.18
====================================================================================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference from Troy Financial's 2001 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The required information is incorporated herein by reference from Troy Financial's 2001 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required information is incorporated herein by reference from Troy Financial's 2001 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required is incorporated herein by reference from Troy Financial's definitive Proxy Statement for its annual meeting of shareholders to be held on February 14, 2002 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days of Troy Financial's 2001 fiscal year end.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) The following consolidated financial statements are incorporated by reference from Item 8 hereof:

          Consolidated Statements of Financial Condition -- September 30, 2001 and 2000.

          Consolidated Statements of Income -- Years Ended September 30, 2001, 2000, and 1999.

          Consolidated Statements of Changes in Shareholders' Equity -- Years Ended September 30, 2001, 2000 and 1999.

          Consolidated Statements of Cash Flows -- Years Ended September 30, 2001, 2000 and 1999.

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

   (b)    Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

   (c) Exhibits. The following exhibits are either filed as part of this annual report on Form 10-K, or are incorporated herein by reference:

                        EXHIBIT NO.         DESCRIPTION
                        -----------         -----------

                        3.1 Certificate of Incorporation of Troy Financial Corporation ("Troy Financial") (filed as Exhibit 3.1 to Troy Financial's Form S-1 Registration Statement (SEC File No. 333-68813) filed with the Securities and Exchange Commission (the "SEC") on December 11, 1998 and incorporated herein by reference).
                        3.2 Bylaws, as amended, of Troy Financial (Filed as Exhibit 3.2 to Troy Financial's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).
                        4.1 Specimen certificate evidencing shares of common stock of Troy Financial (filed as Exhibit 4.3 to Troy Financial's Form S-1 Registration Statement (SEC File No. 333-68813) filed with the SEC on December 11, 1998 and incorporated herein by reference).
                        10.1 Troy Financial Corporation Long-Term Equity Compensation Plan (filed as Exhibit 10.1 to Troy Financial's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).
                        10.2 Form of Employment Agreements, by and among The Troy Savings Bank, Troy Financial and the following executives: Daniel J. Hogarty, Jr., Michael C. Mahar and Kevin M. O'Bryan (filed as Exhibit 10.1 to Pre-Effective Amendment No. 2 to Troy Financial's Form S-1 Registration Statement (SEC File No. 333-68813) filed with the SEC on February 11, 1999 and incorporated herein by reference).
                        10.3 Form of Employment Protection Agreements with The Troy Savings Bank and Troy Financial (filed as Exhibit 10.2 to Pre-Effective Amendment No. 2 to Troy Financial's Form S-1 Registration Statement (SEC File No. 333-68813) filed with the SEC on February 11, 1999 and incorporated herein by reference).

                        10.4       Form of The Troy Savings Bank Employee Change
                                   of Control Severance Plan (filed as Exhibit
                                   10.3 to Pre-Effective Amendment No. 2 to Troy
                                   Financial's Form S-1 Registration Statement
                                   (SEC File No. 333-68813) filed with the SEC
                                   on February 11, 1999 and incorporated herein
                                   by reference).
                        10.5       Form of The Troy Savings Bank Supplemental
                                   Retirement and Benefits Restoration Plan
                                   (filed as Exhibit 10.1 to Pre-Effective
                                   Amendment No. 2 to Troy Financial's Form S-1
                                   Registration Statement (SEC File No.
                                   333-68813) filed with the SEC on February 11,
                                   1999 and incorporated herein by reference).
                        10.6       Form of Employment Agreement by and among The
                                   Troy Savings Bank, Troy Financial and David
                                   J. DeLuca (filed as exhibit 10.1 to Troy
                                   Financial's Form 10-Q for the quarter ended
                                   March 31, 2001 and incorporated herein by
                                   reference).
                        10.7       Agreement and Plan of Merger, dated as of
                                   June 7, 2000, by and among Troy Financial
                                   Corporation, Charlie Acquisition Corporation
                                   and Catskill Financial Corporation
                                   (incorporated herein by reference to Exhibit
                                   10 to Troy's Form 10-Q, File No. 000-25439,
                                   filed with the Securities and Exchange
                                   Commission on August 11, 2000).
                        13         Portions of Troy Financial's 2001 Annual
                                   Report.
                        21         Subsidiaries of Troy Financial.
                        23         Consent of KPMG LLP.

(d) There are no other financial statements and financial statement schedules, which were excluded from the Annual Report which are required to be included herein.

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

December 28, 2001

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


    /s/ Daniel J. Hogarty, Jr.                       /s/ David J. DeLuca
    --------------------------                       -------------------
    Daniel J. Hogarty, Jr.                           David J. DeLuca
    President, Chief Executive Officer               Chief Financial Officer (Principal
      and Chairman (Principal Executive Officer)       Financial Officer)
    Date: December 28, 2001                          Date: December 28, 2001

    /s/ George H. Arakelian                          /s/ Thomas B. Healy
    -----------------------                          -------------------
    George H. Arakelian, Director                    Thomas B. Healy, Director
    Date: December 28, 2001                          Date: December 28, 2001

    /s/  Wilbur J. Cross                             /s/ Keith D. Millsop
    --------------------                             --------------------
    Wilbur J. Cross, Director                        Keith D. Millsop, Director
    Date: December 28, 2001                          Date: December 28, 2001

    /s/ Richard B. Devane                            /s/ Edward G. O'Haire
    ---------------------                            ---------------------
    Richard B. Devane, Director                      Edward G. O'Haire, Director
    Date: December 28, 2001                          Date: December 28, 2001

    /s/ Michael E. Fleming                           /s/ Marvin L. Wulf
    ----------------------                           ------------------
    Michael E. Fleming, Director                     Marvin L. Wulf, Director
    Date: December 28, 2001                          Date: December 28, 2001

    /s/ Willie A. Hammett
    ---------------------
    Willie A. Hammett, Director
    Date: December 28, 2001
