Form 10-Q
period 2001-12-31
TROY FINANCIAL CORP
filed 2002-02-13
CIK 1075046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO
                                         ------------    ------------


                        COMMISSION FILE NUMBER 000-25439

                           TROY FINANCIAL CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                        16-1559508
-------------------------------                       -------------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                        32 SECOND STREET, TROY, NY 12180
                    -----------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  (518)270-3313
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X    NO
                                              ----      ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

     COMMON SHARES, $.0001 PAR VALUE                      9,778,087
     -------------------------------           ---------------------------------
            (TITLE OF CLASS)                   (OUTSTANDING AT FEBRUARY 4, 2002)

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q
                                DECEMBER 31, 2001


INDEX



PART I                FINANCIAL INFORMATION                                                                   PAGE
                      ---------------------
Item 1.               Consolidated Interim Financial Statements

                      Consolidated Statements of Financial Condition as of
                      December 31, 2001 (Unaudited) and September 30, 2001                                       1

                      Consolidated Statements of Income for the three months ended December 31, 2001
                      and 2000 (Unaudited)                                                                       2

                      Consolidated Statements of Changes in Shareholders' Equity for the three
                      months ended December 31, 2001 and 2000 (Unaudited)                                        3

                      Consolidated Statements of Cash Flows for the three months ended December 31,
                      2001 and 2000 (Unaudited)                                                                  4

                      Notes to Unaudited Consolidated Interim Financial Statements                               5

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                                 7

Item 3.               Quantitative and Qualitative Disclosures about Market Risk                                16


PART II               OTHER INFORMATION
                      -----------------

Item 1.               Legal Proceedings                                                                         18

Item 2.               Changes in Securities                                                                     18

Item 3.               Default on Senior Securities                                                              18

Item 4.               Submission of Matters to a Vote of Security Holders                                       18

Item 5.               Other Information                                                                         18

Item 6.               Exhibits and Reports on Form 8-K                                                          18

                      Signatures                                                                                19



                           TROY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                             DECEMBER 31, 2001             SEPTEMBER 30, 2001
                                                                             ------------------            ------------------
         Assets                                                                 (UNAUDITED)
         ------
Cash and due from banks                                                          $      25,735               $      74,618
Federal funds sold                                                                         --                          --
                                                                                 -------------               -------------
         Total cash and cash equivalents                                                25,735                      74,618
Loans held for sale                                                                      1,507                       1,748
Securities available for sale, at fair value                                           243,519                     248,469
Investment securities held to maturity (fair value of $1,142 and
$2,225 at December 31, 2001 and  September 30, 2001,
respectively)                                                                            1,070                       2,130
Net loans receivable                                                                   746,786                     746,450
Accrued interest receivable                                                              6,229                       6,372
Other real estate owned                                                                    158                         265
Premises and equipment, net                                                             17,096                      17,311
Goodwill and other intangibles, net                                                     31,255                      31,267
Bank-owned life insurance                                                               11,031                      10,875
Other assets                                                                            21,659                      22,073
                                                                                 -------------               -------------
         Total assets                                                            $   1,106,045               $   1,161,578
                                                                                 =============               =============

         Liabilities and Shareholders' Equity
         ------------------------------------
Liabilities:
   Deposits:
      Savings accounts                                                           $     256,373               $     255,505
      Money market accounts                                                             44,980                      35,665
      N.O.W. and demand accounts                                                       183,159                     177,253
      Time accounts                                                                    318,985                     340,095
                                                                                 -------------               -------------
         Total deposits                                                                803,497                     808,518
   Mortgagors' escrow accounts                                                           5,141                       2,257
   Securities sold under agreements to repurchase                                       13,775                      12,971
   Short-term borrowings                                                                33,800                     100,000
   Long-term debt                                                                       65,000                      50,000
   Accrued interest payable                                                                661                         743
   Official bank checks                                                                  4,465                      10,812
   Other liabilities and accrued expenses                                               13,926                      11,531
                                                                                 -------------               -------------
         Total liabilities                                                             940,265                     996,832
                                                                                 -------------               -------------

Shareholders' equity:
   Preferred stock, $.0001 par value; 15,000,000 shares
     authorized, none issued                                                                --                          --
   Common stock, $.0001 par value; 60,000,000 shares authorized,
     12,139,021 shares issued                                                                1                           1
   Additional paid-in capital                                                          119,118                     118,018
   Unallocated common stock held by ESOP                                                (7,406)                     (8,202)
   Unvested restricted stock awards                                                     (3,099)                     (3,136)
   Treasury stock, at cost (2,369,007 shares at December
    31, 2001 and 2,290,712 shares at September 30, 2001)                               (31,672)                    (29,554)
   Retained earnings, substantially restricted                                          86,382                      84,380
   Accumulated other comprehensive income                                                2,456                       3,239
                                                                                 -------------               -------------
         Total shareholders' equity                                                    165,780                     164,746
                                                                                 -------------               -------------
                Total liabilities and shareholders' equity                       $   1,106,045               $   1,161,578
                                                                                 =============               =============


 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 THREE MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                               2001                 2000
                                                                             ------------------------------
                                                                                   (Unaudited)
Interest and dividend income:
     Interest and fees on loans                                               $  14,258           $  13,771
     Securities available for sale:
         Taxable                                                                  2,004               2,309
         Tax-exempt                                                                 783                 813
                                                                              ---------           ---------
                  Total securities available for sale                             2,787               3,122
                                                                              ---------           ---------
     Investment securities held to maturity                                          35                  54
     Federal funds sold and other                                                    11                 122
                                                                              ---------           ---------
         Total interest and dividend income                                      17,091              17,069
                                                                              ---------           ---------

Interest expense:
     Deposit and escrow accounts                                                  5,575               6,124
     Short-term borrowings                                                          570               1,058
     Long-term debt                                                                 720                 832
                                                                              ---------           ---------
         Total interest expense                                                   6,865               8,014
                                                                              ---------           ---------
         Net interest income                                                     10,226               9,055
Provision for loan losses                                                           366                 366
                                                                              ---------           ---------
Net interest income after provision for loan losses                               9,860               8,689
                                                                              ---------           ---------

Non-interest income:
     Service charges on deposits                                                    467                 354
     Loan servicing fees                                                             75                 124
     Trust service fees                                                             237                 196
     Net gains (losses) from securities transactions                                 13                (199)
     Net gains (losses) from mortgage loan sales                                     28                 (19)
     Other income                                                                   674                 676
                                                                              ---------           ---------
         Total non-interest income                                                1,494               1,132
                                                                              ---------           ---------

Non-interest expenses:
     Compensation and employee benefits                                           4,072               3,574
     Occupancy                                                                      579                 504
     Furniture, fixtures and equipment                                              253                 213
     Computer charges                                                               533                 435
     Professional, legal and other fees                                             197                 396
     Printing, postage and telephone                                                247                 162
     Other real estate expenses (income), net                                         3                 (45)
     Goodwill and other intangibles amortization                                     12                 237
     Merger related integration costs                                                --               1,972
     Other expenses                                                                 857                 772
                                                                              ---------           ---------
         Total non-interest expenses                                              6,753               8,220
                                                                              ---------           ---------
 Income before income tax expense                                                 4,601               1,601
 Income tax expense                                                               1,502                 367
                                                                              ---------           ---------
 Net income                                                                   $   3,099           $   1,234
                                                                              =========           =========

Earnings per common share:
   Basic                                                                            $.36               $.13
                                                                                    ====               ====
   Diluted                                                                          $.34               $.13
                                                                                    ====               ====

 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                               ----------------------------------------
                                                                                 DECEMBER                     DECEMBER
                                                                                 31, 2001                     31, 2000
                                                                               -----------                  -----------
COMMON STOCK
     Balance at beginning of period                                            $        1                   $       1
                                                                               -----------                  ----------
     Balance at end of period                                                  $        1                   $       1
                                                                               ===========                  ==========

ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of period                                            $  118,018                   $ 117,804
     Adjustment for ESOP shares released for allocation                               713                          88
     Adjustment for stock options exercised                                           (45)                         --
     Tax-benefit from vesting of restricted stock awards                              338                          --
     Adjustment for grant of restricted stock awards                                   94                          --
                                                                               -----------                  ----------
     Balance at end of period                                                  $  119,118                   $ 117,892
                                                                               ===========                  ==========
UNALLOCATED COMMON STOCK HELD BY ESOP
     Balance at beginning of period                                            $   (8,202)                  $  (9,027)
     ESOP shares released for allocation (80,392 and
      83,311 shares, respectively)                                                    796                         825
                                                                               -----------                  ----------
     Balance at end of period                                                  $  ( 7,406)                  $  (8,202)
                                                                               ===========                  ==========

UNVESTED RESTRICTED STOCK AWARDS
     Balance at beginning of period                                            $   (3,136)                  $  (3,847)
     Grant of restricted stock awards (9,250 shares)                                 (214)                         --
     Amortization of restricted stock awards                                          251                         242
                                                                               -----------                  ----------
     Balance at end of period                                                  $   (3,099)                  $  (3.605)
                                                                               ===========                  ==========

TREASURY STOCK
     Balance at beginning of period                                            $  (29,554)                   $(16,020)
     Purchase of treasury stock (109,815 and 122,578 shares, respectively)         (2,524)                     (1,562)
     Grant of restricted stock awards (9,250 shares)                                  120                          --
     Stock options exercised (22,270 shares)                                          286                          --
                                                                               -----------                  ----------
     Balance at end of period                                                  $  (31,672)                  $ (17,582)
                                                                               ===========                  ==========

RETAINED EARNINGS
     Balance at beginning of period                                            $   84,380                   $  78,543
     Net income                                                                     3,099      $  3,099         1,234    $   1,234
     Cash dividends ($.12 and $.08 per share, respectively)                        (1,097)                       (568)
                                                                               -----------                  ----------
     Balance at end of period                                                  $   86,382                   $  79,209
                                                                               ===========                  ==========


ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     Balance at beginning of period                                            $    3,239                   $    (176)
     Unrealized net holding (losses) gains on available for sale securities
      during the period (pre-tax ($1,292) and $2,642, respectively)                                (775)                    1,585
     Reclassification adjustment for net (gains) losses  on available for sale
      securities realized in net income (pre-tax ($13) and $199, respectively)                       (8)                      119
                                                                                               --------                  ---------
     Other comprehensive (loss) income                                               (783)         (783)        1,704       1,704
                                                                               -----------     --------     ----------   ---------
     Comprehensive income                                                                      $  2,316                  $  2,938
                                                                                               ========                  =========
     Balance at end of period                                                  $    2,456                   $   1,528
                                                                               ===========                  ==========

     Total shareholders' equity                                                 $  165,780                  $ 169,241
                                                                                ==========                  ==========


 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        DOLLARS IN THOUSANDS (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                   -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   2001              2000
                                                                                     ----------        -----------
Net income                                                                           $    3,099        $    1,234
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation                                                                              391               325
  Goodwill and other intangibles amortization                                                12               237
  Net amortization (accretion) on securities                                                 83               (19)
  Provision for loan losses                                                                 366               366
  Amortization of restricted stock awards                                                   251               242
  ESOP compensation expense                                                                 459               276
  Net accretion of purchase accounting adjustments                                         (118)              (55)
  Net gains on sale of other real estate owned                                              (14)             (167)
  Write-down of other real estate                                                             5                 5
  Net gains on sale of other assets                                                          --              (174)
  Net (gains) losses from securities transactions                                           (13)              199
  Net (gains) losses from mortgage loan sales                                               (28)               19
  Increase in cash surrender value of bank-owned life insurance                             156                84
  Proceeds from sales of loans held for sale                                              3,463             4,477
  Net loans made to customers and held for sale                                          (3,194)           (5,245)
  Net increase (decrease) in accrued interest receivable and other assets                   270            (2,647)
  Net (decrease) increase in other liabilities and accrued expenses                      (2,126)            2,973
                                                                                     ----------        ----------
 Net cash provided by operating activities                                                3,062             2,130
                                                                                     ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in acquisition activity                                                        --           (50,414)
Proceeds from maturities/calls/paydowns of investment securities                          1,067                33
Net loans (made to)  repaid by customers                                                   (649)            3,992
Purchase of AFS securities                                                              (54,875)          (71,183)
Proceeds from sale of AFS securities                                                      1,220            21,107
Proceeds from maturities/calls/paydowns of AFS securities                                57,231           120,189
Capital expenditures, net                                                                  (177)             (234)
Proceeds from sales of other assets                                                          --               834
Proceeds from sales of other real estate owned                                              180             1,060
                                                                                     ----------        ----------
Net cash provided by investing activities                                                 3,997            25,384
                                                                                     ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits                                                      (5,038)            6,467
Net increase in mortgagors' escrow accounts                                               2,884             2,471
Net increase (decrease) in securities sold under agreements to repurchase                   792          (101,836)
Net (decrease) increase in short-term borrowings                                        (66,200)           75,000
Repayment of long-term debt                                                                  --              (121)
Proceeds from issuance of long-term debt                                                 15,000                --
Cash dividends paid on common stock                                                      (1,097)             (568)
Proceeds from stock options exercised                                                       241                --
Purchase of common stock for treasury                                                    (2,524)           (1,562)
                                                                                     ----------        ----------
Net cash used in financing activities                                                   (55,942)          (20,149)
                                                                                     ----------        ----------
Net (decrease) increase in cash and cash equivalents                                    (48,883)            7,365
Cash and cash equivalents at beginning of period                                         74,618            23,755
                                                                                     ----------        ----------
Cash and cash equivalents at end of period                                           $   25,735        $   31,120
                                                                                     ----------        ----------
Supplemental cash flow information:
   Interest paid                                                                     $    6,947        $    7,446
   Income taxes paid                                                                        350               982
Transfer of loans to other real estate owned                                                 64                96
Adjustment of securities available for sale to fair value, net of  tax                     (783)            1,704
Grant of restricted stock awards (at fair value on grant date)                              214                --
Acquisition activity:
   Fair value of non-cash assets acquired                                                    --           261,789
   Fair value of liabilities assumed                                                         --           243,722

See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
                         NOTES TO UNAUDITED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS

     NOTE 1. BASIS OF PRESENTATION

          The unaudited consolidated interim financial statements include the accounts of Troy Financial Corporation (the "Company") and its wholly owned subsidiaries, The Troy Savings Bank and The Troy Commercial Bank. All intercompany accounts and transactions have been eliminated in consolidation. Amounts in prior periods unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current period presentation. In management's opinion, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2001 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended September 30, 2002, or any other interim periods.


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

          The following sets forth certain information regarding the calculation of basic and diluted earnings per share for the three-month periods ended December 31:



                                                                                        2001            2000
                                                                                    ----------      ----------

                   Net income (in thousands)                                        $    3,099      $    1,234
                                                                                    ==========      ==========

                   Weighted average common shares                                    8,711,740       9,296,248

                   Dilutive effect of potential common shares
                      related to stock compensation plans                              477,290         190,247
                                                                                     ---------       ---------
                   Weighted average common shares including
                      potential dilution                                             9,189,030       9,486,495
                                                                                    ==========      ==========

                   Basic earnings per share                                         $      .36      $      .13

                   Diluted earnings per share                                       $      .34      $      .13


     NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS


         On October 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No.141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and requires all business combinations to be accounted for under the purchase method of accounting, thus eliminating the pooling of interest method of accounting. The statement did not change many of the provisions of APB Opinion No.16 related to the application of the purchase method. However, the Statement does specify criteria for recognizing intangible assets separate from goodwill and requires additional disclosures regarding business combinations.

         Statement No.142 requires acquired intangible assets (other than goodwill) to be amortized over their useful economic lives, while goodwill and any acquired intangible assets with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the Statement. Statement No.142 also requires additional disclosures pertaining to goodwill and intangible assets.

         At October 1, 2001, the Company had goodwill of approximately $30.9 million and goodwill amortization expense of approximately $1.4 million, or $0.15 per diluted share for the fiscal year ended September 30, 2001. The adoption of Statement 142 had a significant effect on the Company's results of operations for the three months ended December 31, 2001, since the implementation of the new standard reduced non-interest expense and increased net income by $404 thousand (representing goodwill amortization that would have been recognized under prior accounting standards). The accounting change increased diluted earnings per share by approximately $.04 for the three months ended December 31, 2001. Actual goodwill amortization for the three months ended December 31, 2000 was $225 thousand, or $0.02 per diluted share. Furthermore, the Company has determined that as of December 31, 2001, there was no impairment of its goodwill.

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q
                                December 31, 2001


===============================================================================
                   PART I - FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
-------

Troy Financial Corporation (the "Company") is a community based, full-service financial services company offering a wide variety of business, retail, and municipal banking products, as well as a full range of trust, insurance, and investment services. The Company operates through The Troy Savings Bank (the "Savings Bank") and The Troy Commercial Bank (the "Commercial Bank"). The Company's primary sources of funds are deposits and borrowings, which it uses to originate real estate mortgages, both residential and commercial, commercial business loans, and consumer loans throughout its primary market area which consists of the eight New York counties of Albany, Greene, Saratoga, Schenectady, Schoharie, Warren, Washington, and Rensselaer. The Company's Common Stock is traded on the NASDAQ Stock Market National Market Tier under the symbol "TRYF." During fiscal 2000, the Company established the Commercial Bank. The Commercial Bank provides banking and financing services to municipalities. At December 31, 2001, the Commercial Bank had total municipal deposits of $18.5 million.

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between the interest it receives on earning assets, such as loans and securities, and the interest it pays on interest-bearing liabilities, principally deposits and borrowings.

Results of operations are also affected by the provision for loan losses, non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses, and to a lesser extent, non-interest income such as trust service fees, loan servicing fees and service charges on deposit accounts. Economic conditions, competition and the monetary and fiscal policies of the federal government in general, significantly affect financial institutions including the Company. Lending activities are influenced by the demand for, and supply of, housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Company's primary market area.

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

o    changes in competition; and

o    changes in consumer preferences.

Except as required by law, the Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.



FINANCIAL CONDITION
-------------------

Total assets were $1.1 billion at December 31, 2001, a decrease of $55.5 million, or 4.8% from the $1.2 billion at September 30, 2001. The decrease was principally due to a reduction in cash and cash equivalents, as the Company used excess cash to pay-off short-term borrowings.

Cash and cash equivalents were $25.7 million at December 31, 2001, a decrease of $48.9 million, or 65.5% from the $74.6 million at September 30, 2001. The decrease was principally a reduction in interest-bearing deposit balances held at the Federal Home Loan Bank ("FHLB"), as the Company repaid short-term borrowings.

Securities available for sale ("AFS") were $243.5 million, a decrease of $5.0 million, or 2.0% from $248.5 million as of September 30, 2001. The decrease in AFS securities was principally from the call of $5.0 million of agency securities which were not re-invested, but used to pay-down short-term borrowings.

 Loans receivable were $761.2 million as of December 31, 2001, an increase of $406 thousand, or .1% over the $760.8 million as of September 30, 2001. The following table shows the loan portfolio composition as of the respective balance sheet dates:


                                                     DECEMBER 31,                             SEPTEMBER 30,
                                                         2001                                     2001
                                                  ------------------                          -------------
                                                    (IN THOUSANDS)        % OF LOANS          (IN THOUSANDS)    % OF LOANS
                                                                          ----------                             ---------
     Real estate loans:
         Residential mortgage                           $ 319,285             41.9%              $ 326,074          42.8%
         Commercial                                       273,667             35.9                 269,092          35.3
         Construction                                      17,906              2.3                  16,379           2.1
                                                       ----------          --------           ------------       -------
             Total real estate loans                      610,858             80.1                 611,545          80.2
                                                        ---------           ------               ---------        ------
     Commercial business loans                             98,569             12.9                  95,563          12.5
                                                         --------           ------              ----------        ------
     Consumer loans:
         Home equity lines of credit                        9,078              1.2                   7,108            .9
         Other consumer                                    44,392              5.8                  48,341           6.4
                                                       ----------          -------              ----------       -------
             Total consumer loans                          53,470              7.0                  55,449           7.3
                                                       ----------          -------              ----------       -------
     Gross loans                                          762,897            100.0%                762,557         100.0%
                                                                             =====                                 =====
     Net deferred loan fees and costs and
       unearned discounts                                  (1,708)                                  (1,774)
                                                        ---------                                ---------
             Total loans receivable                     $ 761,189                                $ 760,783
                                                        =========                                =========


Loan growth was relatively flat during the period, but commercial loan growth more than offset the run-off in the Company's residential mortgage portfolio. The Company continues to expand its commercial loan portfolio, which includes commercial real estate, construction and commercial business loans, which now represent over 51.0% of total loans. The Company experienced accelerated prepayments in the residential portfolio as existing customers continued to refinance into 30 year fixed rate loans due to lower rates. Since the Company does not hold its 30-year loan production, but instead sells the loans in the secondary market, portfolio run-off exceeded retained production. The Company also has been promoting a home equity line of credit product, which is indexed to prime and has a lower initial offering rate. Subject to market conditions, the Company intends to continue to emphasize increasing its commercial real estate and commercial business loan portfolios as part of its strategy to continue to diversify its portfolio and increase commercial banking activities.

Non-performing assets at December 31, 2001 were $3.6 million, or .32% of total assets, up modestly from the $3.5 million or .30% of total assets at September 30, 2001. The table below sets forth the amounts and categories of the Company's non-performing assets.


                                                                        December 31,          September 30,
                                                                            2001                  2001
                                                                        ------------          -------------
                                                                                   (in thousands)
  Non-accrual loans:
      Real estate loans:
       Residential mortgage                                             $   1,818              $   1,825
         Commercial mortgage                                                  869                    898
         Construction                                                          --                     --
                                                                        ---------              ---------
           Total real estate loans                                          2,687                  2,723
      Commercial business loans                                               491                     63
      Home equity lines of credit                                              17                     83
      Other consumer loans                                                    240                    380
                                                                        ---------              ---------
         Total non-accrual loans                                            3,435                  3,249
  Troubled debt restructurings                                                 --                     --
                                                                        ---------              ---------
           Total non-performing loans                                   $   3,435              $   3,249
                                                                        =========              =========
  Other real estate owned:
         Residential real estate                                               33                    140
         Commercial real estate                                               125                    125
                                                                        ---------              ---------
            Total other real estate owned                                     158                    265
                                                                        ---------              ---------
  Total non-performing assets                                           $   3,593              $   3,514
                                                                        =========              =========

  Allowance for loan losses                                             $  14,403              $  14,333
                                                                        =========              =========
  Allowance for loan losses as a percentage
       of non-performing loans                                             419.30%                441.15%
  Allowance for loan losses as a percentage of total loans                   1.89%                  1.88%
  Non-performing loans as a percentage of total loans                        0.45%                  0.43%
  Non-performing assets as a percentage of total assets                      0.32%                  0.30%





The slight increase in non-performing loans at December 31, 2001 as compared to September 30, 2001 was principally due an increase in non-performing commercial business loans secured by motor vehicles. The Company expects it may have to repossess some of the collateral and dispose of the vehicles, which may result in additional net-charge-offs.

The following table summarizes the activity in other real estate owned for the periods presented:



                                                                         THREE MONTHS ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                              2001               2000
                                                                           ----------         ----------
                                                                                  (IN THOUSANDS)
   Other real estate beginning of period                                   $   265            $ 1,273
   Transfer of loans to other real estate owned                                 64                 96
   Other real estate acquired from Catskill                                     --                109
   Sales of other real estate, net                                            (166)              (893)
   Write-down of other real estate                                              (5)                (5)
                                                                           ----------         ----------
   Other real estate end of period                                         $   158            $   580
                                                                           ==========         ==========

Additionally, at December 31, 2001, the Company identified approximately $6.3 million of loans having more than normal credit risk, principally, all of which are secured by real estate. The Company believes that if economic and/or business conditions change in its lending area, some of these loans could become non-performing in the future.

The allowance for loan losses was $14.4 million or 1.89% of period end loans at December 31, 2001, and provided coverage of non-performing loans of 419.30%, compared to coverage of 441.15% and 1.88% of period end loans as of September 30, 2001. The following summarizes the activity in the allowance for loan losses:




                                                                          THREE MONTHS ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            2001                   2000
                                                                          --------              --------
                                                                                  (In Thousands)
              Allowance at beginning of the period                        $ 14,333              $ 11,891
                  Charge-offs                                                 (372)                 (252)
                  Recoveries                                                    76                    24
                                                                          --------              --------
                      Net charge-offs                                         (296)                 (228)
                  Provision for loan losses                                    366                   366
                  Allowance acquired from Catskill                              --                 2,184
                                                                          --------              --------
              Allowance at end of the period                              $ 14,403              $ 14,213
                                                                          ========              ========


Total deposits were $803.5 million at December 31, 2001, down $5.0 million or
 .6% from the $808.5 million at September 30, 2001. The following table shows the deposit composition as of the two dates:


                                                        DECEMBER 31, 2001                      SEPTEMBER 30, 2001
                                                 ------------------------------          ------------------------------
                                                 (IN THOUSANDS)   % OF DEPOSITS          (IN THOUSANDS)   % OF DEPOSITS
        Savings                                     $ 256,373          31.9%                $ 255,505          31.6%
        Money market                                   44,980           5.6                    35,665           4.4
        NOW                                           123,370          15.4                   115,832          14.3
        Non-interest-bearing demand                    59,789           7.4                    61,421           7.6
        Certificates of deposits                      318,985          39.7                   340,095          42.1
                                                      -------         -----                   -------         -----
                                                    $ 803,497         100.0%                $ 808,518         100.0%
                                                      =======         =====                   =======         =====

Deposits decreased principally from the Company's decision to aggressively lower rates on its scheduled certificate of deposit ("CD's") maturities. CD's were down $21.1 million, or 6.2%, however the Company offset most of that decrease with an increase in core deposits, principally new municipal money market relationships. The Company expects CD's to continue to decrease, as scheduled maturities in the next three months are at higher rates than the Company's current offering rates.

The Company decreased its total borrowings, which are primarily with the Federal Home Loan Bank of New York ("FHLB"), to $112.6 million at December 31, 2001, a decrease of $50.4 million from the $163.0 million at September 30, 2001. Short-term borrowings (including repurchase agreements), decreased $65.4 million, or 57.9%, whereas long-term borrowings increased $15.0 million or 30.0%, as the Company took advantage of the lower interest rates to lock-in some long-term financing. At December 31, 2001, the Company still had additional available credit of $16.2 million under its overnight line and $50.0 million under its one-month advance program with the FHLB.

Shareholders' equity at December 31, 2001 was $165.8 million, an increase of $1.0 million or .6% from the $164.7 million at September 30, 2001. The increase was principally due to: $2.0 million of net income retained after cash dividends, $1.5 million increase due to the release of ESOP shares, $.6 million due to the amortization of restricted stock awards including the tax benefits on shares vesting and $.2 million from stock option exercises. Offsetting these increases was the $2.5 million cost to repurchase 109,815 shares of the Company's common stock and the $.8 million adverse change in the Company's net unrealized gain (loss) on securities available for sale, net of taxes, due to an increase in long-term interest rates.

Shareholders' equity as a percentage of total assets increased to 15.0% at December 31, 2001 compared to 14.2% at September 30, 2001, primarily due to the decrease in total assets. Book value per common share was $16.97 at December 31, 2001, compared to $16.73 at September 30, 2001.

COMPARISON OF OPERATING RESULTS
-------------------------------
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
-----------------------------------------------------

General
-------

For the three months ended December 31, 2001, the Company recorded net income of $3.1 million, an increase of $1.9 million, or 151.1%, compared to the three month period ended December 31, 2000. Basic and diluted earnings per share were $.36 and $.34 respectively, an increase of 176.9% and 161.5% compared to basic and diluted earnings per share of $.13 for the three months ended December 31, 2000. For the three months ended December 31, 2001, weighted average common shares - basic were 8,711,740, down 584,508, or 6.3%, from the comparable period in the prior year due to the Company's share repurchase programs. Weighted average shares - diluted were down only 297,465, or 3.1% due to the higher average market price of the Company's stock during the period ended December 31, 2001, which increased the number of shares to be included for dilution.

The Company's net income and basic and diluted earnings per share for the quarter ended December 31, 2000, were adversely impacted by $2.0 million ($1.2 million after-tax), of merger related integration costs expensed as part of the acquisition and integration of Catskill. Excluding the merger related integration costs, net income would have been $2.4 million and both basic and diluted earnings per share would have been $.26 per share. Furthermore, amortization of goodwill amounted to $225 thousand, or $.02 per diluted share in the quarter ended December 31, 2000.

Annualized return on average assets for the three months ended December 31, 2001 was 1.13% and .98% for 2000, excluding merger related integration costs. Annualized return on average equity was 7.46% for the three months ended December 31, 2001 and 5.75% for 2000, excluding merger related integration costs.

Net Interest Income
-------------------

Net interest income on a tax equivalent basis for the three months ended December 31, 2001, was $10.7 million, an increase of $1.2 million, or 12.2%, when compared to the three months ended December 31, 2000. The increase was both volume and rate related with average earning assets up $85.8 million, or 9.5%, and the net interest margin improving 10 basis points to 4.28%.

Interest income for the three months ended December 31, 2001 was $17.6 million on a tax equivalent basis, essentially flat from the comparable period last year. The effect of the $85.8 million increase in average earning assets, was offset by the 66 basis point decrease in the Company's yield on average earning assets.

Average earning assets increased principally in the loan and securities available for sale portfolios, which on average grew 10.7% and 9.5%, respectively. Average loans increased $73.1 million principally due to the loan portfolio acquired from Catskill, which was included for the full three-month period this fiscal year, compared to only part of the period in the prior fiscal year. The balance of the increase was in the Company's commercial real estate and commercial business loan portfolios, as the Company continues to emphasize its commercial banking strategy. The yield on the Company's average loan portfolio decreased 50 basis points, as the Company's commercial business portfolio, which is principally variable rate, re-priced lower due to the reduction in short-term market interest rates since the prior year.

Average securities available for sale increased $19.5 million or 9.5%, again principally from the securities portfolio acquired from Catskill, which was included for the full three-month period. The yield on the average securities portfolio decreased 122 basis points as the Company's relatively short average life tax-exempt securities portfolio re-priced faster in response to the decrease in overall market interest rates.

Interest expense for the three months ended December 31, 2001, was $6.9 million, a decrease of $1.1 million or 14.3%. Average interest bearing liabilities increased $93.3 million or 12.5%, principally due to the acquisition of Catskill being included for the full three-month period. The Company has aggressively re-priced its deposits, especially its CD's, resulting in a 101 basis point reduction in the average cost of funds to 3.25%.

The Company's net interest margin was 4.28% for the three months ended December 31, 2001, up 10 basis points compared to the same period of the prior year. The increase was principally from the 35 basis point improvement in the net interest spread due principally to aggressive re-pricing of the Company's interest-bearing liabilities. The Company expects its net interest margin to increase modestly over the next quarter, due to the maturity of higher cost borrowings and the continued repricing of CD's. Approximately $96.7 million of CD's will be re-pricing over the next three months at lower rates. The Company had $151.6 million of average earning assets with no funding costs for the three months ended December 31, 2001, a decrease of $7.5 million, or 4.7%, from the $159.1 million for the three months ended December 31, 2000, principally due to the increase in non-earning assets, primarily goodwill from the Catskill acquisition.

For more information on average balances, interest, yields and rates, please refer to Table #1, included in this report.

Provision for Loan Losses
-------------------------

The Company establishes an allowance for loan losses based on an analysis of its loan portfolio, including concentrations of credit, past loan loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair market value of underlying collateral, delinquencies and other factors. Accordingly, the analysis of the adequacy of the allowance for loan losses is not based solely on the level of non-performing loans.

The provision for loan losses was $366 thousand, or .19% annualized of average loans for the three months ended December 31, 2001, unchanged from December 31, 2000 which represented .21% of average loans. Net charge-offs were $296 thousand, or .15% of average loans for the quarter ended December 31, 2001, compared to net charge-offs of $228 thousand, or .13% of average loans in the comparable period last year. Non-performing loans were $3.4 million, or .45% of total loans, up $186 thousand from September 30, 2001, when they were .43% of total loans. At December 31, 2001, the allowance for loan losses was $14.4 million or 1.89% of period end loans, and provided coverage of non-performing loans of 419.30%, compared to 1.88% and 441.15%, respectively, as of September 30, 2001.

Non-Interest Income
-------------------

Non-interest income was $1.5 million for the three months ended December 31, 2001, up $362 thousand, or 32.0% from the three months ended December 31, 2000.

The 2000 period included a $174 thousand gain on the sale of a partnership interest. The increase from the 2000 period to the 2001 period was principally from the acquisition of Catskill and the net increase in gains (losses) on security and mortgage loan sales of $259 thousand. Service charges on deposits were $467 thousand, up $113 thousand or 31.9% from the comparable period. This increase was principally due to the Catskill acquisition. Trust fees were $237 thousand, up $41 thousand, or 20.9% from the comparable period, due principally to estate settlement fees. Other income included $102 thousand in fees earned on annuity sales in the three months ended December 31, 2001, as the Company expanded its product offering and concluded the training of its branch staff; fees in the prior period were nominal.


Non-Interest Expenses
---------------------

Non-interest expenses were $6.8 million for the three months ended December 31, 2001, down $1.5 million, or 17.8%, primarily due to $2.0 million of merger related integration costs that were included in the comparable period of the prior fiscal year, as well as the fact that the Company is no longer amortizing goodwill, in accordance with newly effective Financial Accounting Standards Board rules. These rules provide that goodwill will not be amortized, but will be subject to impairment testing at least annually. The Company adopted the new standard on October 1, 2001 and has determined that there was no impairment of its existing goodwill totaling $30.9 million. Amortization of goodwill amounted to $225 thousand (which was not tax deductible) for the three months ended December 31, 2000. Excluding these items, non-interest expense was up $730 thousand, or 12.1%, primarily from the on-going costs associated with Catskill's seven full-service branch offices being included for the full period this fiscal year, as compared to only a partial quarter in the prior fiscal year. The Company also experienced a $183 thousand increase in ESOP- related compensation costs, due to the higher average market price of its stock during the period. The Company anticipates an increase in non-interest expenses in particular other professional fees in the next quarter as a result of addressing shareholder activism issues.

Income Tax Expense
------------------

Income tax expense for the three months ended December 31, 2001, was $1.5 million, an increase of $1.1 million, from the comparable period of the prior fiscal year. The Company's effective tax rates for the three months ended December 31, 2001 and 2000, were 32.6% and 22.9%, respectively. The increase in income tax expense is principally the impact of the higher income before income tax this year; the higher effective tax rate reflects tax-exempt income that represented a smaller portion of the Company's income before tax in this period, compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is the ability to generate cash flows to meet present and expected future funding needs. Management monitors the Company's liquidity position on a daily basis to evaluate its ability to meet expected and unexpected depositor withdrawals and to fund existing loan commitments, or make new loans and or investments.

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

Net cash provided by operating activities was $3.1 million for the three months ended December 31, 2001, up $932 thousand from the comparable three-month period. The increase was principally due to the higher net income and the change in loans held for sale, as the Company sold more loans held for sale than it originated in the three months ended December 31, 2001, whereas in the comparable quarter originations exceeded sales. Offsetting these increases in part, was a reduction in official bank checks.

Investing activities provided net cash inflow of $4.0 million during the three months ended December 31, 2001. Net securities activities provided $4.6 million as the Company used some of its existing maturities to paydown short-term borrowings. Financing activities used cash of $55.9 million, as the Company reduced short-term borrowings by $66.2 million, had a decrease in deposits of $5.0 million, paid cash dividends of $1.1 million and used $2.5 million to repurchase 109,815 shares of its common stock, offset in part by an increase in long-term borrowings of $15.0 million.

An important source of the Company's funds is the Company's core deposits. Management believes that a substantial portion of the Company's $803.5 million of deposits are a dependable source of funds due to long-term customer relationships. The Company does not currently use brokered deposits as a source of funds, and as of December 31, 2001, time deposit accounts having balances in excess of $100 thousand totaled $46.9 million, or 5.8%, of total deposits.

The Company anticipates that it will have sufficient funds to meet its current commitments. At December 31, 2001, the Company had commitments to originate loans of $29.9 million. In addition, the Company had undrawn commitments of $111.8 million on commercial business, home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at December 31, 2001, totaled $251.7 million, and management believes that a significant portion of such deposits will remain with the Company.

At December 31, 2001, the Savings Bank, the Commercial Bank, and the Company all met the capital adequacy requirements to which they were subject. Also as of that date, each entity met the standards to be classified as well-capitalized under applicable regulations.

The following is a summary of the actual capital amounts and ratios at December 31, 2001, compared to minimum capital requirements:



                                                        ACTUAL                      MINIMUM
                                                        AMOUNT           %             %
                                                      ---------         ---         -------
         TIER 1 CAPITAL:
            COMMERCIAL BANK                           $  10,585        37.59%         4.00%
            SAVINGS BANK                              $ 103,244        10.09%         4.00%
            CONSOLIDATED                              $ 132,120        12.52%         4.00%
         TIER 1 RISK BASED CAPITAL:
            COMMERCIAL BANK                           $  10,585       154.77%         4.00%
            SAVINGS BANK                              $ 103,244        14.04%         4.00%
            CONSOLIDATED                              $ 132,120        17.66%         4.00%
         TOTAL RISK BASED CAPITAL:
            COMMERCIAL BANK                           $  10,585       154.77%         8.00%
            SAVINGS BANK                              $ 112,506        15.30%         8.00%
            CONSOLIDATED                              $ 141,632        18.93%         8.00%


The Company expects to continue its capital management strategies and expects, subject to market conditions, to repurchase the remaining 489,530 shares authorized under the existing buyback program expiring in March 2002. At

December 31, 2001, the Company had $8.7 million of available resources at the holding company level on an unconsolidated basis to use for direct activities of the Company. Furthermore, the Company has the ability to obtain dividends from the Savings Bank and the Commercial Bank to provide additional funds. However, New York State Banking law provides generally that all dividends declared in any calendar year not exceed the total of the Bank's net profits for the year combined with its retained net profits of the preceding two years, less any required transfer to surplus, without the prior approval from the Superintendent of Banks. The Savings Bank has already paid dividends to the Company over the past two years in excess of that amount, therefore, New York banking approval would be required before additional dividends could be paid at this time, other than net profits in calendar year 2001. The Savings Bank had net profits of $10.0 million for the calendar year ended December 31, 2001, and has already paid dividends of $7.0 million. The Commercial Bank has earned $.8 million in net profits since inception in July 2000, all of which, are available for distribution.


                   PART I - FINANCIAL INFORMATION (continued)

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company believes there have been no material changes in the Company's interest rate risk position since September 30, 2001. Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities.

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


                                                                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------------------
                                                              2001                                         2000
                                             -----------------------------------------     --------------------------------------
                                               AVERAGE                                     AVERAGE
                                               BALANCE        INTEREST     YIELD/RATE      BALANCE        INTEREST     YIELD/RATE
                                               -------        --------     ----------      -------        --------     ----------
INTEREST-EARNING ASSETS                                                    (Dollars in thousands)
  Total loans                                $  759,175     $  14,287         7.53%      $  686,069     $   13,770          8.03%
  Loans held for sale                             1,724            31         7.19%           2,380             49          8.24%
  Investment securities held to maturity          1,727            35         8.11%           2,284             54          9.46%
  Securities available for sale:
      Taxable                                   137,119         2,019         5.89%         133,760          2,314          6.92%
      Tax-exempt                                 88,885         1,178         5.30%          72,716          1,236          6.80%
                                             ----------     ---------                    ----------     ----------
        Total securities available for sale     226,004         3,197         5.66%         206,476          3,550          6.88%
                                             ----------     ---------                    ----------     ----------
  Federal funds sold and other                    2,134            11         2.05%           7,785            122          6.22%
                                             ----------     ---------                    ----------     ----------
    Total interest-earning assets               990,764        17,561         7.09%         904,994         17,545          7.75%
                                                            ---------                                   ----------
  Allowance for loan losses                     (14,416)                                    (13,248)
  Other assets, net                             109,759                                      89,338
                                             ----------                                  ----------
         Total assets                        $1,086,107                                  $  981,084
                                             ==========                                  ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    NOW and Super NOW accounts               $  116,594     $     372         1.27%      $  100,979     $      556          2.18%
    Money market accounts                        35,667           201         2.24%          26,966            205          3.02%
    Savings accounts                            254,431         1,294         2.02%         216,662          1,567          2.87%
    Time deposits                               327,959         3,690         4.46%         277,977          3,777          5.39%
    Escrow accounts                               3,810            18         1.87%           3,958             19          1.90%
                                             ----------     ---------                    ----------     ----------
    Total interest-bearing deposits             738,461         5,575         3.00%         626,542          6,124          3.88%
                                             ----------     ---------                    ----------     ----------
  Borrowings:
   Securities sold U/A to repurchase             13,546           175         5.13%          12,634            191          6.00%
   Short-term borrowings                         29,486           395         5.31%          51,815            867          6.64%
   Long-term debt                                57,663           720         4.95%          54,903            832          6.01%
                                             ----------     ---------                    ----------     ----------
        Total borrowings                        100,695         1,290         5.08%         119,352          1,890          6.28%
                                             ----------     ---------                    ----------     ----------
    Total interest-bearing liabilities          839,156         6,865         3.25%         745,894          8,014          4.26%
                                                            ---------                                   ----------
  Non-interest-bearing deposits                  61,463                                      47,517
  Other liabilities                              20,733                                      20,440
  Shareholders' equity                          164,755                                     167,233
                                             ----------                                  ----------
         Total liabilities & equity          $1,086,107                                  $  981,084
                                             ==========                                  ==========

  Net interest spread                                                         3.84%                                        3.49%
  Net interest income/net interest margin                   $  10,696         4.28%                     $    9,531         4.18%
  Ratio of interest-earning assets to
     interest-bearing liabilities                                           118.07%                                      121.33%
  Less: tax equivalent adjustment                                 470                                          476
                                                            ---------                                   ----------
  Net interest income as per
     consolidated financial statements                      $  10,226                                   $    9,055
                                                            =========                                   ==========

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q

                                DECEMBER 31, 2001


===============================================================================
                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company, or any of its subsidiaries is a party or which their property is subject.

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

                           None


Item 5.           Other Information
                  -----------------

                           None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                            (i) The Company filed a Current Report on Form 8-K with the Securities Commission on December 5, 2001 (date of report December 5,
                                    2001) (regarding a press release announcing the date of the Company's annual meeting of shareholders).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TROY FINANCIAL CORPORATION


Date: February 14, 2002                    /s/ Daniel J. Hogarty, Jr.
                                           --------------------------
                                               Daniel J. Hogarty, Jr.
                                               Chairman of the Board, President
                                               and Chief Executive Officer
                                               (Principal Executive Officer)



Date: February 14, 2002                    /s/ David J. DeLuca
                                           -------------------
                                               David J. DeLuca
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)