Form 10-Q
period 2002-03-31
TROY FINANCIAL CORP
filed 2002-05-14
CIK 1075046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                                 --------------
                                       OR

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

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

   COMMON SHARES, $.0001 PAR VALUE                        10,093,498
   -------------------------------                   -------------------
         (TITLE OF CLASS)                      (OUTSTANDING AT APRIL 30, 2002)

                                             TROY FINANCIAL CORPORATION
                                                      FORM 10-Q
                                                   MARCH 31, 2002


INDEX

PART I                FINANCIAL INFORMATION                                                                   PAGE
                      ---------------------
Item 1.               Consolidated Interim Financial Statements

                      Consolidated Statements of Financial Condition as of
                      March 31, 2002 (Unaudited) and September 30, 2001                                          1

                      Consolidated Statements of Income for the three months and six months ended
                      March 31, 2002 and 2001 (Unaudited)                                                        2

                      Consolidated Statements of Changes in Shareholders' Equity for the six months
                      ended March 31, 2002 and 2001 (Unaudited)                                                  3

                      Consolidated Statements of Cash Flows for the six months ended March 31, 2002
                      and 2001 (Unaudited)                                                                       4

                      Notes to Unaudited Consolidated Interim Financial Statements                               5

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                                 7

Item 3.               Quantitative and Qualitative Disclosures about Market Risk                                18

PART II               OTHER INFORMATION
                      -----------------

Item 1.               Legal Proceedings                                                                         21

Item 2.               Changes in Securities and Use of Proceeds                                                 21

Item 3.               Default Upon Senior Securities                                                            21

Item 4.               Submission of Matters to a Vote of Security Holders                                       21

Item 5.               Other Information                                                                         21

Item 6.               Exhibits and Reports on Form 8-K                                                          22

                      Signatures                                                                                23

                           TROY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                MARCH 31, 2002             SEPTEMBER 30, 2001
                                                                                ---------------            ------------------
            Assets                                                                (UNAUDITED)
            ------
Cash and due from banks                                                          $      22,505               $      74,618
Federal funds sold                                                                         --                          --
                                                                                 -------------               -------------
         Total cash and cash equivalents                                                22,505                      74,618
Loans held for sale                                                                      1,020                       1,748
Securities available for sale, at fair value                                           260,381                     248,469
Investment securities held to maturity (fair value of $1,051 and
$2,225 at March 31, 2002 and September 30, 2001,
respectively)                                                                              992                       2,130
Net loans receivable                                                                   744,500                     746,450
Accrued interest receivable                                                              6,534                       6,372
Other real estate owned                                                                    241                         265
Premises and equipment, net                                                             16,844                      17,311
Goodwill, net                                                                           30,909                      30,909
Core deposit intangibles, net                                                              335                         358
Bank-owned life insurance                                                               11,180                      10,875
Other assets                                                                            21,318                      22,073
                                                                                 -------------               -------------
         Total assets                                                            $   1,116,759               $   1,161,578
                                                                                 =============               =============

         Liabilities and Shareholders' Equity
         ------------------------------------
Liabilities:
   Deposits:
      Savings accounts                                                           $     262,201               $     255,505
      Money market accounts                                                             73,883                      35,665
      N.O.W. and demand accounts                                                       186,994                     177,253
      Time accounts                                                                    302,143                     340,095
                                                                                 -------------               -------------
         Total deposits                                                                825,221                     808,518
   Mortgagors' escrow accounts                                                           3,194                       2,257
   Securities sold under agreements to repurchase                                       13,404                      12,971
   Short-term borrowings                                                                26,000                     100,000
   Long-term debt                                                                       70,000                      50,000
   Accrued interest payable                                                                598                         743
   Official bank checks                                                                  4,172                      10,812
   Other liabilities and accrued expenses                                               11,171                      11,531
                                                                                 -------------               -------------
         Total liabilities                                                             953,760                     996,832
                                                                                 -------------               -------------

Shareholders' equity:
   Preferred stock, $.0001 par value; 15,000,000 shares
     authorized, none issued                                                                --                          --
   Common stock, $.0001 par value; 60,000,000 shares authorized,
     12,139,021 shares issued                                                                1                           1
   Additional paid-in capital                                                          125,480                     118,018
   Unallocated common stock held by ESOP                                                (7,406)                     (8,202)
   Unvested restricted stock awards                                                     (2,900)                     (3,136)
   Treasury stock, at cost (2,041,258 shares at March 31,
     2002 and 2,290,712 shares at September 30, 2001)                                  (29,528)                    (29,554)
   Retained earnings, substantially restricted                                          75,656                      84,380
   Accumulated other comprehensive income                                                1,696                       3,239
                                                                                 -------------               -------------
         Total shareholders' equity                                                    162,999                     164,746
                                                                                 -------------               -------------
                Total liabilities and shareholders' equity                       $   1,116,759               $   1,161,578
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

                           TROY FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                        MARCH 31,                               MARCH 31,
                                                        ----------------------------------------------------------------------------
                                                                2002               2001            2002                 2001
                                                                -----              -----           -----                ----
Interest and dividend income:
     Interest and fees on loans                              $  13,841           $  14,994       $  28,099           $  28,765
     Securities available for sale:
         Taxable                                                 1,824               2,421           3,828               4,730
         Tax-exempt                                                844                 859           1,627               1,672
                                                              --------            --------        --------            --------
              Total securities available for sale                2,668               3,280           5,455               6,402
                                                              --------            --------        --------            --------
     Investment securities held to maturity                         21                  44              56                  98
     Federal funds sold                                              5                  66              16                 188
                                                              --------            --------        --------            --------
         Total interest and dividend income                     16,535              18,384          33,626              35,453
                                                              --------            --------        --------            --------

Interest expense:
     Deposit and escrow accounts                                 4,906               7,063          10,481              13,187
     Short-term borrowings                                         291                 849             861               1,907
     Long-term debt                                                786                 725           1,506               1,557
                                                              --------            --------        --------            --------
         Total interest expense                                  5,983               8,637          12,848              16,651
                                                              --------            --------        --------            --------
         Net interest income                                    10,552               9,747          20,778              18,802
     Provision for loan losses                                     320                 400             686                 766
                                                              --------            --------        --------            --------
Net interest income after provision for loan losses             10,232               9,347          20,092              18,036
                                                              --------            --------        --------            --------

Non-interest income:
     Service charges on deposits                                   441                 423             908                 777
     Loan servicing fees                                            62                  86             137                 210
     Trust service fees                                            189                 210             426                 406
     Net gains (losses) from securities transactions                14                  21              27                (178)
     Net gains (losses) from mortgage loan sales                   (15)                 18              13                  (1)
     Other income                                                  827                 517           1,501               1,193
                                                              --------            --------        --------            --------
         Total non-interest income                               1,518               1,275           3,012               2,407
                                                              --------            --------        --------            --------

Non-interest expenses:
     Compensation and employee benefits                          4,130               3,686           8,202               7,260
     Occupancy                                                     621                 668           1,200               1,172
     Furniture, fixtures and equipment                             242                 239             495                 452
     Computer charges                                              510                 485           1,043                 920
     Professional, legal and other fees                            273                 243             470                 639
     Printing, postage and telephone                               300                 231             547                 393
     Other real estate expenses, net                                14                  79              17                  34
     Goodwill and other intangibles amortization                    12                 416              24                 653
     Merger related integration costs                              ---                 ---             ---               1,972
     Other expenses                                                799                 776           1,656               1,548
                                                              --------            --------        --------            --------
         Total non-interest expenses                             6,901               6,823          13,654              15,043
                                                              --------            --------        --------            --------
 Income before income tax expense                                4,849               3,799           9,450               5,400
 Income tax expense                                              1,603               1,249           3,105               1,616
                                                              --------            --------        --------            --------
 Net income                                                   $  3,246            $  2,550        $  6,345            $  3,784
                                                              ========            ========        ========            ========



Earnings per common share:
   Basic                                                          $.36                $.26            $.70                $.39
                                                                  ====                ====            ====                ====
   Diluted                                                        $.34                $.26            $.66                $.38
                                                                  ====                ====            ====                ====

All per share data has been adjusted to reflect the 5% stock dividend distributed on March 29, 2002.

                See accompanying notes to unaudited consolidated
                         interim financial statements.

                           TROY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                             --------------------------------------
                                                                             MARCH 31,                    MARCH 31,
                                                                               2002                         2001
                                                                               ----                         ----
COMMON STOCK
     Balance at beginning of period                                           $        1                  $       1
                                                                              -----------                 ---------
     Balance at end of period                                                 $        1                  $       1
                                                                              ===========                 =========

ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of period                                           $  118,018                  $ 117,804
     Adjustment for ESOP shares released for allocation                              713                         88
     Adjustment for stock options exercised                                          (69)                        (3)
     Tax-benefit from vesting of restricted stock awards                             338                         --
     Adjustment for grant of restricted stock awards                                 133                         48
     Stock dividend issued                                                         6,347                         --
                                                                              -----------                  --------
     Balance at end of period                                                 $  125,480                   $117,937
                                                                              ==========                   ========

UNALLOCATED COMMON STOCK HELD BY ESOP
     Balance at beginning of period                                           $   (8,202)                  $ (9,027)
     ESOP shares released for allocation (84,411 and
     87,477 shares, respectively)                                                    796                        825
                                                                              -----------                  --------
     Balance at end of period                                                 $  ( 7,406)                  $ (8,202)
                                                                              ===========                  ========

UNVESTED RESTRICTED STOCK AWARDS
     Balance at beginning of period                                           $   (3,136)                  $ (3,847)
     Grant of restricted stock awards (12,863 and 19,425 shares)                    (292)                      (257)
     Amortization of restricted stock awards                                         520                        480
     Forfeiture of restricted stock awards (787 and 13,020 shares)                     8                        134
                                                                              -----------                  --------
     Balance at end of period                                                 $   (2,900)                  $ (3.490)
                                                                              ===========                  ========

TREASURY STOCK, AT COST
     Balance at beginning of period                                           $  (29,554)                  $(16,020)
     Purchase of treasury stock (296,400 and 395,406 shares)                      (7,192)                    (5,444)
     Grant of restricted stock awards (12,863 and 19,425 shares)                     159                        209
     Forfeiture of restricted stock awards (787 and 13,020 shares)                    (8)                      (134)
     Stock dividend issued (5% or 480,868 shares)                                  6,550                         --
     Stock options exercised (41,363 and 5,618  shares)                              517                         61
                                                                              -----------                  --------
     Balance at end of period                                                 $  (29,528)                  $(21,328)
                                                                              ===========                  ========

RETAINED EARNINGS
     Balance at beginning of period                                           $   84,380                   $ 78,543
     Net income                                                                    6,345      $  6,345        3,784      $ 3,784
     Stock dividend issued                                                       (12,897)                        --
     Cash dividends ($.23 and $.15 per share, respectively)                       (2,172)                    (1,420)
                                                                              ----------                   --------
     Balance at end of period                                                 $   75,656                   $ 80,907
                                                                              ==========                   ========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     Balance at beginning of period                                           $    3,239                   $   (176)
     Unrealized net holding (losses) gains on available for sale securities
      arising during the period (pre-tax ($2,514) and $4,216, respectively)                     (1,527)                    2,546
     Reclassification adjustment for net (gains) losses  on available for sale
       securities   realized  in  net  income  (pre-tax  ($27)  and  $178,
       respectively)                                                                               (16)                      107
                                                                                              --------                   -------
     Other comprehensive (loss) income                                           (1,543)        (1,543)       2,653        2,653
                                                                              ---------       --------     --------      -------
     Comprehensive income                                                                     $  4,802                   $ 6,437
                                                                                              =========                  =======
     Balance at end of period                                                 $   1,696                    $  2,477
                                                                              =========                    ========
Total shareholders' equity                                                    $ 162,999                    $168,302
                                                                              =========                    ========

All share and per share amounts have been adjusted to reflect the 5% stock dividend distributed on March 29, 2002.

                See accompanying notes to unaudited consolidated
                         interim financial statements.

                           TROY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        DOLLARS IN THOUSANDS (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                  2002               2001
                                                                                   ------------- -----------------
Net income                                                                             $  6,345         $   3,784
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation                                                                              785               701
  Goodwill and other intangibles amortization                                                24               653
  Net amortization (accretion) on securities                                                193               (47)
  Provision for loan losses                                                                 686               766
  Amortization of restricted stock awards                                                   520               480
  ESOP compensation expense                                                                 984               574
  Net accretion of purchase accounting adjustments                                         (236)             (268)
  Net gains on sale of other real estate owned                                              (21)             (167)
  Write-down of other real estate owned                                                      32                10
  Net gains on sale of other assets                                                         (52)             (174)
  Net (gains) losses from securities transactions                                           (27)              178
  Net (gains) losses from mortgage loan sales                                               (13)                1
  Increase in cash surrender value of bank-owned life insurance                            (305)             (232)
  Proceeds from sales of loans held for sale                                              6,101             5,247
  Net loans made to customers and held for sale                                          (5,360)           (6,654)
  Net increase in accrued interest receivable and other assets                              222            (1,312)
  Net (decrease) increase in other liabilities and accrued expenses                      (5,268)              392
                                                                                       --------         ---------
 Net cash provided by operating activities                                                4,610             3,932
                                                                                       --------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in acquisition activity                                                        --           (50,414)
Proceeds from maturities/calls/paydowns of investment securities                          1,150                80
Net loans repaid by customers                                                             1,196            12,645
Purchase of AFS securities                                                             (101,619)          (99,284)
Proceeds from sale of AFS securities                                                      3,291            42,008
Proceeds from maturities/calls/paydowns of AFS securities                                83,966           196,210
Capital expenditures, net                                                                  (319)             (317)
Proceeds from sales of other assets                                                         200               834
Proceeds from sales of other real estate owned                                              313             1,214
                                                                                       --------         ---------
Net cash (used in) provided by investing activities                                     (11,822)          102,976
                                                                                       --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                                 16,668            17,813
Net increase (decrease) in mortgagors' escrow accounts                                      937              (211)
Net increase (decrease) in securities sold under agreements to repurchase                   410          (102,756)
Net decrease in short-term borrowings                                                   (74,000)           (5,000)
Repayment of long-term debt                                                                  --            (3,027)
Proceeds from issuance of long-term debt                                                 20,000                --
Cash dividends paid on common stock                                                      (2,172)           (1,420)
Proceeds from stock options exercised                                                       448                58
Purchase of common stock for treasury                                                    (7,192)           (5,444)
                                                                                       --------          --------
Net cash used in financing activities                                                   (44,901)          (99,987)
                                                                                       --------          --------
Net (decrease) increase in cash and cash equivalents                                    (52,113)            6,921
Cash and cash equivalents at beginning of period                                         74,618            23,755
                                                                                       --------          --------
Cash and cash equivalents at end of period                                             $ 22,505          $ 30,676
                                                                                       ========          ========

Supplemental cash flow information:
   Interest paid                                                                       $ 12,993          $ 16,373
   Income taxes paid                                                                      3,400             1,332
Transfer of loans to other real estate owned                                                300               203
Adjustment of securities available for sale to fair value, net of  tax                   (1,543)            2,653
Grant of restricted stock awards (at fair value on grant date)                              292               257
Acquisition activity:
   Fair value of non-cash assets acquired                                                    --           261,789
   Fair value of liabilities assumed                                                         --           243,722

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


     NOTE 2. EARNINGS PER SHARE

          Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period, computed using the treasury stock method. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations.

          The following sets forth certain information regarding the calculation of basic and diluted earnings per share for the three and six-month periods ended March 31 (all share and per share amounts have been restated to reflect the 5% stock dividend issued on March 29, 2002 - See Note 4):


                                                                           THREE MONTHS                    SIX MONTHS
                                                                               ENDED                          ENDED
                                                                              MARCH 31,                     MARCH 31,
                                                                        2002            2001           2002            2001
                                                                        ----            ----           ----            ----
          Net income (in thousands)                                   $ 3,246        $ 2,550         $ 6,345        $ 3,784
                                                                      =======        =======         =======        =======


          Weighted average common shares                            9,098,606      9,662,396       9,123,234      9,712,270

          Dilutive effect of potential common shares
             related to stock compensation plans                      567,755        303,382         534,085        251,002
                                                                      -------        -------         -------        -------

          Weighted average common shares including
            potential dilution                                      9,666,361      9,965,778       9,657,319      9,963,272
                                                                    =========      =========       =========      =========



          Basic earnings per share                                    $   .36        $   .26         $   .70        $   .39

          Diluted earnings per share                                  $   .34        $   .26         $   .66        $   .38

                           TROY FINANCIAL CORPORATION
                         NOTES TO UNAUDITED CONSOLIDATED
                     INTERIM FINANCIAL STATEMENTS-CONTINUED

     NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

         On October 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No.141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and requires all business combinations to be accounted for under the purchase method of accounting, thus eliminating the pooling of interests method of accounting. The Statement did not change many of the provisions of APB Opinion No.16 related to the application of the purchase method. However, the Statement does specify criteria for recognizing intangible assets separate from goodwill and requires additional disclosures regarding business combinations.

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

         On October 1, 2001, the Company had goodwill of approximately $30.9 million. The Company has determined that as of March 31, 2002, there was no impairment of its goodwill, and thus the carrying value is also $30.9 million as of March 31, 2002. The adoption of Statement 142 had a significant effect on the Company's results of operations for the three and six months ended March 31, 2002, since the non-amortization of goodwill reduced non-interest expense.

         The following table presents reported net income and earnings per share, as well as net income and earnings per share, as adjusted to exclude goodwill amortization as if the Company had adopted Statement No. 142 on October 1, 2000:

                                                                           THREE MONTHS                   SIX MONTHS
                                                                              ENDED                          ENDED
                                                                            MARCH 31,                      MARCH 31,
            Dollars in thousands, except per share data                 2002           2001           2002            2001
                                                                       -----           -----          ----            -----
       Reported net income                                            $ 3,246        $ 2,550         $ 6,345        $ 3,784

       Add: Goodwill amortization (not tax deductible)                     --            404              --            629
                                                              ---------------- -------------- --------------- --------------
       Net income, as adjusted                                        $ 3,246        $ 2,954         $ 6,345        $ 4,413
                                                              ---------------- -------------- --------------- --------------


       Reported basic earnings per share                              $   .36        $   .26         $   .70        $   .39

       Add: Goodwill amortization                                                        .04                            .06
                                                              ---------------- -------------- --------------- --------------

       Basic earnings per share, as adjusted                          $   .36        $   .30         $   .70        $   .45
                                                              ---------------- -------------- --------------- --------------


       Reported diluted earnings per share                            $   .34        $   .26         $   .66        $   .38

       Add: Goodwill amortization                                                        .04                            .06
                                                              ---------------- -------------- --------------- --------------

       Diluted earnings per share, as adjusted                        $   .34        $   .30         $   .66        $   .44
                                                              ---------------- -------------- --------------- --------------

     NOTE 4. STOCK DIVIDEND

         On February 14, 2002, the Board of Directors approved a 5% stock dividend issuable to shareholders of record on March 15, 2002. The dividend was distributed to shareholders on March 29, 2002, and all share and per share data, except for those on the Statements of Financial Condition have been restated to reflect the stock dividend.

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2002
================================================================================

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

Results of operations are also affected by the provision for loan losses, non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses, income tax expense and to a lesser extent, non-interest income such as trust service fees, loan servicing fees and service charges on deposit accounts. Economic conditions, competition and the monetary and fiscal policies of the federal government in general, significantly affect financial institutions including the Company. Lending activities are influenced by the demand for, and supply of, housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Company's primary market area.

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


FINANCIAL CONDITION
-------------------

Total assets were $1.1 billion at March 31, 2002, a decrease of $44.8 million, or 3.9% from the $1.2 billion at September 30, 2001. The decrease was principally due to a reduction in cash and cash equivalents, as the Company used excess cash to pay-off short-term borrowings.

Cash and cash equivalents were $22.5 million at March 31, 2002, a decrease of $52.1 million, or 69.8% from the $74.6 million at September 30, 2001. The decrease was principally due to a reduction in interest-bearing deposit balances held at the Federal Home Loan Bank ("FHLB"), as the Company repaid short-term borrowings.


Securities available for sale ("AFS") were $260.4 million, an increase of $11.9 million, or 4.8% from $248.5 million as of September 30, 2001. The increase in AFS securities was principally from the purchase of short-term municipal securities to provide collateral to support the growth in the Company's municipal deposits.

Loans receivable were $758.9 million as of March 31, 2002, down $1.8 million, or ..2% from the $760.8 million at September 30, 2001. The following table shows the loan portfolio composition as of the respective statement of financial condition dates:

                                                       MARCH 31,                             SEPTEMBER 30,
                                                         2002                                    2001
                                                  ------------------                    -------------
                                                    (IN THOUSANDS)     % OF LOANS           (IN THOUSANDS)      % OF LOANS
                                                                       ----------                               ----------
     Real estate loans:
         Residential mortgage                           $ 313,622             41.2%              $ 326,074             42.8%
         Commercial                                       276,625             36.4                 269,092             35.3
         Construction                                      15,823              2.1                  16,379              2.1
                                                        ---------             ----               ---------            -----
             Total real estate loans                      606,070             79.7                 611,545             80.2
                                                        ---------             ----               ---------            -----
     Commercial business loans                            105,384             13.8                  95,563             12.5
                                                        ---------             ----               ---------            -----
     Consumer loans:
         Home equity lines of credit                       11,042              1.5                   7,108               .9
         Other consumer                                    38,054              5.0                  48,341              6.4
                                                        ---------             ----               ---------            -----
             Total consumer loans                          49,096              6.5                  55,449              7.3
                                                        ---------                                ---------
     Gross loans                                          760,550            100.0%                762,557            100.0%
                                                                             =====                                    =====
     Net deferred loan fees/costs and unearned
     discounts                                             (1,604)                                  (1,774)
                                                        ---------                                ---------
             Total loans receivable                     $ 758,946                                $ 760,783
                                                        =========                                =========


Loan growth was down slightly during the period, as growth in the commercial loan portfolio partially offset run-off in the Company's residential mortgage and consumer loan portfolios. The Company continues to expand its commercial loan portfolio, which includes commercial real estate, construction and commercial business loans, which now represents 52.3% of total loans up from 49.9% as of September 30, 2001. The Company experienced accelerated prepayments in the residential portfolio as existing customers continued to refinance into 30 year fixed rate loans due to lower rates. Since the Company does not hold its 30-year loan production, but instead sells the loans in the secondary market, portfolio run-off has exceeded retained production. The Company also has been promoting a home equity line of credit product, which is indexed to prime and has a lower initial offering rate. Subject to market conditions, the Company intends to continue to emphasize increasing its commercial real estate and commercial business loan portfolios as part of its strategy to continue to diversify its portfolio and increase commercial banking activities.

Non-performing assets at March 31, 2002 were $3.1 million or .28% of total assets, down $428 thousand from the $3.5 million or .30% of total assets at September 30, 2001. The table below sets forth the amounts and categories of the Company's non-performing assets at the respective statement of financial condition dates:


                                                                                MARCH 31,         SEPTEMBER 30,
                                                                                  2002                2001
                                                                                  ----                ----
                                                                                       (In thousands)
  Non-accrual loans:
      Real estate loans:
         Residential mortgage                                                  $ 1,500              $ 1,825
         Commercial mortgage                                                       629                  898
         Construction                                                               --                   --
                                                                               -------              -------
           Total real estate loans                                               2,129                2,723
      Commercial business loans                                                    563                  283
      Home equity lines of credit                                                   28                   83
      Other consumer loans                                                         125                  160
                                                                               -------              -------
         Total non-accrual loans                                                 2,845                3,249
  Troubled debt restructurings                                                      --                   --
                                                                               -------              -------
           Total non-performing loans                                          $ 2,845              $ 3,249
                                                                               =======              =======
  Other real estate owned:
         Residential real estate                                                    87                  140
         Commercial real estate                                                    154                  125
                                                                               -------              -------
            Total other real estate owned                                          241                  265
                                                                               -------              -------
  Total non-performing assets                                                  $ 3,086               $3,514
                                                                               =======               ======
  Allowance for loan losses                                                    $14,446              $14,333
                                                                               =======              =======
  Allowance for loan losses as a percentage
       of non-performing loans                                                  507.77%              441.15%
  Allowance for loan losses as a percentage of total loans                        1.90%                1.88%
  Non-performing loans as a percentage of total loans                             0.37%                0.43%
  Non-performing assets as a percentage of total assets                           0.28%                0.30%

The slight decrease in non-performing loans at March 31, 2002 as compared to September 30, 2001 was principally due to a decrease in non-performing residential mortgage loans, offset in part by an increase in commercial business loans secured by motor vehicles. The Company expects it may have to repossess some of the collateral and dispose of the vehicles, which may result in additional charge-offs.

The following table summarizes the activity in other real estate owned for the periods presented:



                                                                          SIX MONTHS ENDED MARCH 31,
                                                                          2002                 2001
                                                                          ----                 ----
                                                                                (IN THOUSANDS)
   Other real estate beginning of period                                 $  265              $ 1,273
   Transfer of loans to other real estate owned                             300                  203
   Other real estate acquired from Catskill                                  --                  109
   Sales of other real estate, net                                         (292)              (1,047)
   Write-down of other real estate                                          (32)                 (10)
                                                                         ------              -------
   Other real estate end of period                                       $  241              $   528
                                                                         ======              =======

Additionally, at March 31, 2002, the Company identified approximately $5.0 million of loans having more than normal credit risk. Substantially all of these loans are secured by real estate. The Company believes that if economic and/or business conditions deteriorate in its lending area, some of these loans could become non-performing in the future.

The allowance for loan losses was $14.4 million or 1.90% of period end loans at March 31, 2002, and provided coverage of non-performing loans of 507.77%, compared to coverage of 441.15% and 1.88% of period end loans at September 30, 2001. The following summarizes the activity in the allowance for loan losses:


                                                                            SIX MONTHS ENDED MARCH 31,
                                                                          2002                   2001
                                                                          ----                   ----
                                                                                  (IN THOUSANDS)
              Allowance at beginning of the period                      $ 14,333              $ 11,891
                  Charge-offs                                               (725)                 (687)
                  Recoveries                                                 152                    84
                                                                        --------              --------
                      Net charge-offs                                       (573)                 (603)
                  Provision for loan losses                                  686                   766
                  Allowance acquired from Catskill                            --                 2,184
                                                                        --------              --------
              Allowance at end of the period                            $ 14,446              $ 14,238
                                                                        ========              ========


Total deposits were $825.2 million at March 31, 2002, up $16.7 million or 2.1% from the $808.5 million at September 30, 2001. The following table shows the deposit composition as of the two dates:

                                                          MARCH 31, 2002                        SEPTEMBER 30, 2001
                                                          --------------                        ------------------
                                                  (IN THOUSANDS)  % OF DEPOSITS           (IN THOUSANDS) % OF DEPOSITS
        Savings                                     $ 262,201          31.8%                $ 255,505          31.6%
        Money market                                   73,883           9.0                    35,665           4.4
        NOW                                           119,346          14.4                   115,832          14.3
        Non-interest-bearing demand                    67,648           8.2                    61,421           7.6
        Certificates of deposits                      302,143          36.6                   340,095          42.1
                                                    ---------         -----                 ---------         -----
                                                    $ 825,221         100.0%                $ 808,518         100.0%
                                                    =========         =====                 =========         =====

Deposits increased principally from growth in municipal money market deposits which more than offset the run-off in higher costing certificates of deposits ("CD's"). The Company has aggressively lowered rates on its CD's in an effort to replace these higher cost deposits with lower costing core deposits. As a result of these efforts, CD's are down $37.9 million, or 11.2% from September 30, 2001. Core deposits now represent 63.4% of total deposits up from 57.9% at September 30, 2001. The Company expects CD's to continue to decrease, as scheduled maturities in the next three months are at higher rates than the Company's current offering rates.

The Company decreased its total borrowings, which are primarily with the Federal Home Loan Bank of New York ("FHLB"), to $109.4 million at March 31, 2002, a decrease of $53.6 million from the $163.0 million at September 30, 2001. Short-term borrowings (including repurchase agreements), decreased $73.6 million, or 65.1%, whereas long-term borrowings increased $20.0 million or 40.0%, as the Company took advantage of the lower interest rates to lock-in some long-term financing. At March 31, 2002, the Company still had additional available credit of $24.0 million under its overnight line and $50.0 million under its one-month advance program with the FHLB.

Shareholders' equity at March 31, 2002 was $163.0 million, a decrease of $1.7 million or 1.1% from the $164.7 million at September 30, 2001. The decrease was principally due to the: $7.2 million cost to repurchase

296,400 shares of the Company's common stock and the $1.5 million adverse change in the Company's net unrealized gain (loss) on securities available for sale, net of taxes, due to an increase in long-term interest rates. Offsetting these decreases were the $4.2 million of net income retained after cash dividends, the $1.5 million increase due to the release of ESOP shares, the $.9 million increase due to the amortization of restricted stock awards, including the tax benefits on shares vesting, and the $.4 million increase from stock option exercises.

Shareholders' equity as a percentage of total assets increased to 14.6% at March 31, 2002 compared to 14.2% at September 30, 2001, primarily due to the decrease in total assets. Book value per common share was $16.14 at March 31, 2002, compared to $15.93 at September 30, 2001.

COMPARISON OF OPERATING RESULTS
-------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------

General
-------

For the three months ended March 31, 2002, the Company recorded net income of $3.2 million, an increase of $696 thousand, or 27.3%, compared to the three month period ended March 31, 2001. Basic and diluted earnings per share were $.36 and $.34 respectively, an increase of 38.5% and 30.8% compared to basic and diluted earnings per share of $.26 for the three months ended March 31, 2001. All share and per share amounts have been adjusted for the 5% stock dividend issued on March 29, 2002. For the three months ended March 31, 2002, weighted average common shares - basic were 9,098,606, down 563,790, or 5.8%, from the comparable period in the prior year due to the Company's share repurchase programs. Weighted average shares - diluted were down only 299,417 or 3.0% due to the higher average market price of the Company's stock during the period ended March 31, 2002, which increased the number of shares to be included for dilution.

The Company's increased earnings are primarily the result of higher net interest income driven by an increase in net interest margin, and a higher volume of average earning assets. In addition, under new accounting standards that became effective for the Company in fiscal year 2002, the Company no longer amortizes goodwill. Amortization of goodwill amounted to $404 thousand, or $.04 per diluted share in the quarter ended March 31, 2001(See also Note 3 to the unaudited consolidated interim financial statements).

Annualized return on average assets for the three months ended March 31, 2002 was 1.19% and .96% for the same period in 2001. Annualized return on average equity was 8.00% for the three months ended March 31, 2002 and 6.15% for the 2001 period.

Net Interest Income
-------------------

Net interest income on a tax equivalent basis for the three months ended March 31, 2002, was $11.1 million, an increase of $810 thousand, or 7.9%, when compared to the three months ended March 31, 2001. The increase was principally rate related with the net interest margin improving 19 basis points to 4.44%. Average earning assets increased $31.7 million, or 3.2%.

Interest income for the three months ended March 31, 2002 was $17.0 million on a tax equivalent basis, down $1.8 million from the comparable period last year. The decrease was principally the effect of a 97 basis point drop in the Company's yield on average earning assets which was partially offset by the $31.7 million increase in average earning assets.

Average earning assets increased principally in the securities available for sale portfolio, which on average grew $31.1 million or 14.6%. The average yield on the securities portfolio decreased 190 basis points as the

Company's relatively short average life tax-exempt (municipal) securities portfolio re-priced faster in response to the decrease in overall market interest rates. The yield on the Company's average loan portfolio decreased 66 basis points, as the Company's commercial business portfolio, which is principally variable rate, re-priced lower due to the reduction in short-term market interest rates since the prior year.

Interest expense for the three months ended March 31, 2002, was $6.0 million, a decrease of $2.7 million or 30.7%. Average interest bearing liabilities increased $21.2 million or 2.5%, principally to fund the increase in average earning assets. The Company has aggressively re-priced its deposits, especially its CD's, resulting in a 136 basis point reduction in the average cost of funds to 2.83%.

The Company's net interest margin was 4.44% for the three months ended March 31, 2002, up 19 basis points compared to the same period of the prior year. The increase was principally from the 39 basis point improvement in the net interest spread due principally to aggressive re-pricing of the Company's interest-bearing liabilities. The Company expects its net interest margin to decrease modestly over the next quarter, due to continued downward re-pricing of its adjustable rate mortgage loans and securities portfolios. The Company does expect to continue to reduce its cost of funds if rates stay at or near their current levels, as approximately $80.3 million of CD's would be re-pricing over the next three months at lower rates. The Company had $153.4 million of average earning assets with no funding costs for the three months ended March 31, 2002, an increase of $10.5 million, or 7.4%, from the $142.9 million for the three months ended March 31, 2001, principally due to the growth in non-interest bearing deposits.

For more information on average balances, interest, yields and rates, please refer to Table # 1, included in this report.

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

The provision for loan losses was $320 thousand, or .17% annualized of average loans for the three months ended March 31, 2002, down $80 thousand, or 20.0% from the March 31, 2001 quarter due to improved asset quality and lower net charge-offs. Net charge-offs were $277 thousand, or .15% of average loans for the quarter ended March 31, 2002, down $98 thousand, or 26.1% compared to net charge-offs of $375 thousand, or .20% of average loans in the comparable period last year. Non-performing loans were $2.8 million, or .37% of total loans, down $404 thousand from September 30, 2001, when they were .43% of total loans. At March 31, 2002, the allowance for loan losses was $14.4 million or 1.90% of period end loans, and provided coverage of non-performing loans of 507.77%, compared to 1.88% and 441.15%, respectively, as of September 30, 2001.

Non-Interest Income
-------------------

Non-interest income was $1.5 million for the three months ended March 31, 2002, up $243 thousand, or 19.1% from the three months ended March 31, 2001. The growth was principally from $205 thousand of fees earned on annuity sales as the Company expanded its product offering and concluded the training of its branch staff; fees in the prior period were nominal.

Non-Interest Expenses
---------------------

Non-interest expenses were $6.9 million for the three months ended March 31, 2002, up $78 thousand, or 1.1%, from the comparable period of the prior fiscal year, which included $404 thousand of goodwill amortization. Excluding goodwill amortization from the prior year period, non-interest expense was up $482 thousand, or 7.5% primarily in compensation and benefits related costs. The growth was due to normal merit increases as well as additional incentive-based compensation costs. The Company also experienced a $227 thousand increase in ESOP- related compensation costs, due to the higher average market price of its stock during the period. The Company also had an increase in other professional fees and printing costs as a result of addressing shareholder activism issues.

Income Tax Expense
------------------

Income tax expense for the three months ended March 31, 2002, was $1.6 million, an increase of $354 thousand, or 28.3% from the comparable period of the prior fiscal year. The Company's effective tax rates for the three months ended March 31, 2002 and 2001, were 33.1% and 32.9%, respectively. The increase in income tax expense is principally the impact of higher income before income tax this year compared to the comparable period of the prior year.

COMPARISON OF OPERATING RESULTS
-------------------------------
FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001
------------------------------------------------

General
-------

For the six months ended March 31, 2002, the Company recorded net income of $6.3 million, an increase of $2.6 million, or 67.7%, compared to the six month period ended March 31, 2001. Basic and diluted earnings per share were $.70 and $.66 respectively, an increase of 79.5% and 73.7% compared to basic and diluted earnings per share of $.39 and $.38 for the six months ended March 31, 2001. For the six months ended March 31, 2002, weighted average common shares - basic were 9,123,234, down 589,036, or 6.1%, from the comparable period in the prior year due to the Company's share repurchase programs. Weighted average shares - diluted were down only 305,953 or 3.1% due to the higher average market price of the Company's stock during the period ended March 31, 2002, which increased the number of shares to be included for dilution.

The Company's net income and basic and diluted earnings per share for the six months ended March 31, 2001, were adversely impacted by $2.0 million ($1.2 million after-tax) of merger related integration costs expensed as part of the acquisition and integration of Catskill. Excluding the merger related integration costs, net income would have been $5.0 million and basic and diluted earnings per share would have been $.51 and $.50 per share, respectively. Furthermore, amortization of goodwill amounted to $629 thousand, or $.06 per diluted share in the six months ended March 31, 2001. As noted previously, there was no amortization of goodwill in the six month period ended March 31, 2002.

Annualized return on average assets for the six months ended March 31, 2002 was 1.16% and .97% for 2001, excluding merger related integration costs. Annualized return on average equity was 7.73% for the six months ended March 31, 2002 and 5.95% for the same period in 2001, excluding merger related integration costs.

Net Interest Income
-------------------

Net interest income on a tax equivalent basis for the six months ended March 31, 2002, was $21.8 million, an increase of $2.0 million, or 10.0%, when compared to the six months ended March 31, 2001. The increase was both volume and rate related with average earning assets up $59.0 million, or 6.3%, and the net interest margin improving 15 basis points to 4.36%.

Interest income for the six months ended March 31, 2002 was $34.6 million on a tax equivalent basis, down $1.8 million, or 5.0% from the comparable period last year. The effect of the 82 basis point drop in the yield on average earning assets reduced interest income but was partially offset by the $59.0 million increase in average earning assets.

Average earning assets increased principally in the loan and securities available for sale portfolios, which on average grew 5.5% and 12.0%, respectively. Average loans increased $40.0 million principally due to the loan portfolio acquired from Catskill, which was included for the full six-month period this fiscal year, compared to only part of the period in the prior fiscal year. The balance of the increase was in the Company's commercial real estate and commercial business loan portfolios, as the Company continues to emphasize its commercial banking strategy. The yield on the Company's average loan portfolio decreased 58 basis points, as the Company's commercial business portfolio, which is principally variable rate, re-priced lower due to the reduction in short-term market interest rates since the prior year.

Average securities available for sale increased $25.2 million or 12.0%, principally from an increase in the tax-exempt municipal portfolio and the securities portfolio acquired from Catskill, which was included for the full six-month period. The yield on the average securities portfolio decreased 158 basis points as the Company's relatively short average life tax-exempt securities portfolio re-priced faster in response to the decrease in overall market interest rates. In addition, recent purchases in the tax-exempt municipal portfolio have been purchased at rates much lower than the current average yield on the portfolio due to the lower interest rate environment.

Interest expense for the six months ended March 31, 2002, was $12.8 million, a decrease of $3.8 million or 22.8%. Average interest bearing liabilities increased $57.6 million or 7.3%, principally due to the acquisition of Catskill being included for the full six-month period. The Company has aggressively re-priced its deposits, especially its CD's, resulting in a 118 basis point reduction in the average cost of funds to 3.04%.

The Company's net interest margin was 4.36% for the six months ended March 31, 2002, up 15 basis points compared to the same period of the prior year. The increase was principally from the 36 basis point improvement in the net interest spread due principally to aggressive re-pricing of the Company's interest-bearing liabilities. The Company had $152.5 million of average earning assets with no funding costs for the six months ended March 31, 2002, an increase of $1.4 million, or .9%, from the $151.1 million for the six months ended March 31, 2001. The $12.7 million or 25.0% increase in average non-interest bearing deposits in fiscal 2002, more than offset the increase in non-earning assets, primarily goodwill from the Catskill acquisition.

For more information on average balances, interest, yields and rates, please refer to Table #2, included in this report.

Provision for Loan Losses
-------------------------

The provision for loan losses was $686 thousand, or .18% annualized of average loans for the six months ended March 31, 2002, down $80 thousand, or 10.4% from March 31, 2001 which represented .21% of average loans. Net charge-offs were $573 thousand, or .15% of average loans for the six months ended March 31, 2002, down $30 thousand or 5.0%, compared to net charge-offs of $603 thousand, or .17% of average loans in the comparable period last year.

Non-Interest Income
-------------------

Non-interest income was $3.0 million for the six months ended March 31, 2002, up $605 thousand, or 25.1% from the six months ended March 31, 2001. The increase from the 2001 period to the 2002 period was principally from the net increase in gains (losses) on security and mortgage loan sales of $219 thousand. Service charges on deposits were $908 thousand, up $131 thousand or 16.9% from the comparable period. This increase was principally due to the Catskill acquisition and the increase in transaction accounts, including commercial business accounts. Other income included $307 thousand in fees earned on annuity sales in the six months ended March 31, 2002, as the Company expanded its product offering and concluded the training of its branch staff; fees in the prior period were nominal.

Non-Interest Expenses
---------------------

Non-interest expenses were $13.7 million for the six months ended March 31, 2002, down $1.4 million, or 9.2%, primarily due to $2.0 million of merger related integration costs that were included in the comparable period of the prior fiscal year, as well as the fact that the Company is no longer amortizing goodwill. In accordance with newly effective Financial Accounting Standards Board rules, goodwill will not be amortized, but will be subject to impairment testing at least annually. The Company adopted the new standard on October 1, 2001 and has determined that there was no impairment of its existing goodwill totaling $30.9 million. Amortization of goodwill amounted to $629 thousand (which was not tax deductible) for the six months ended March 31, 2001. Excluding the merger related integration costs and goodwill amortization, non-interest expense was up $1.2 million, or 9.7%, primarily from the on-going costs associated with Catskill's seven full-service branch offices being included for the full six-month period this fiscal year, as compared to only a partial period in the prior fiscal year. The Company also experienced a $410 thousand increase in ESOP- related compensation costs, due to the higher average market price of its stock during the period.

Income Tax Expense
------------------

Income tax expense for the six months ended March 31, 2002, was $3.1 million, an increase of $1.5 million, or 92.1% from the comparable period of the prior fiscal year. The Company's effective tax rates for the six months ended March 31, 2002 and 2001, were 32.9% and 29.9%, respectively. The increase in income tax expense is principally the impact of the higher income before income tax this year; the higher effective tax rate reflects tax-exempt income that represented a smaller portion of the Company's income before tax in this period, compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is the ability to generate cash flows to meet present and expected future funding needs. Management monitors the Company's liquidity position on a daily basis to evaluate its ability to meet expected and unexpected depositor withdrawals, fund existing loan commitments, and to make new loans and or investments.

The Company's primary sources of funds for operations are deposits, borrowings, and principal and interest payments on loans and maturities of securities available for sale.

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

Net cash provided by operating activities was $4.6 million for the six months ended March 31, 2002, up $678 thousand from the comparable six-month period. The increase was principally due to the higher net income and the change in loans held for sale, as the Company sold more loans held for sale than it originated in the six months ended March 31, 2002, whereas in the comparable six-month period originations exceeded sales. Offsetting these increases in part, were a reduction in official bank checks outstanding and higher income tax payments.

Investing activities used net cash of $11.8 million during the six months ended March 31, 2002. Net securities activities used $13.2 million as the Company purchased tax-exempt municipal securities to provide collateral for growth in its municipal deposits, offset somewhat by loan repayments. Financing activities used cash of $44.9 million, as the Company reduced short-term borrowings by $74.0 million, paid cash dividends of $2.2 million and used $7.2 million to repurchase 296,400 shares of its common stock. Offsetting these decreases in part, was an increase in long-term borrowings of $20.0 million and an increase in deposits of $16.7 million.

An important source of the Company's funds is the Company's core deposits. Management believes that a substantial portion of the Company's $825.2 million of deposits are a dependable source of funds due to long-term customer relationships. The Company does not currently use brokered deposits as a source of funds, and as of March 31, 2002, time deposit accounts having balances of $100 thousand or more, totaled $44.5 million, or 5.4%, of total deposits.

The Company anticipates that it will have sufficient funds to meet its current commitments. At March 31, 2002, the Company had commitments to originate loans of $28.9 million. In addition, the Company had undrawn commitments of $115.0 million on commercial business, home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at March 31, 2002, totaled $240.0 million, and management believes that a significant portion of such deposits will remain with the Company.

At March 31, 2002, the Savings Bank, the Commercial Bank, and the Company all met the capital adequacy requirements to which they were subject. Also as of that date, each entity met the standards to be classified as well-capitalized under applicable regulations.

The following is a summary of the actual capital amounts and ratios at March 31, 2002, compared to minimum capital requirements:

                                                                ACTUAL               MINIMUM
                                                        AMOUNT          %               %
                                                        ------         ----            ----
         TIER 1 CAPITAL:
            COMMERCIAL BANK                           $  10,125        23.53%         4.00%
            SAVINGS BANK                              $ 103,636        10.04%         4.00%
            COMPANY                                   $ 130,112        12.10%         4.00%
         TIER 1 RISK BASED CAPITAL:
            COMMERCIAL BANK                           $  10,125        95.81%         4.00%
            SAVINGS BANK                              $ 103,636        14.17%         4.00%
            COMPANY                                   $ 130,112        17.39%         4.00%
         TOTAL RISK BASED CAPITAL:
            COMMERCIAL BANK                           $  10,125        95.81%         8.00%
            SAVINGS BANK                              $ 112,846        15.43%         8.00%
            COMPANY                                   $ 139,629        18.66%         8.00%

On April 16, 2002, the Company announced a plan to repurchase up to 1,009,276 shares of its common stock or approximately 10.0% of its outstanding shares. The shares will be repurchased from time-to time in open market purchases or privately negotiated transactions, subject to market and business conditions. At March 31, 2002, the Company had $5.2 million of available resources at the holding company level on an unconsolidated basis to use for direct activities of the Company. Furthermore, the Company has the ability to obtain dividends from the Savings Bank and the Commercial Bank to provide additional funds. However, New York State Banking law provides generally that all dividends declared in any calendar year not exceed the total of the Bank's net profits for the year combined with its retained net profits of the preceding two years, less any required transfer to surplus, without the prior approval from the Superintendent of Banks. The Savings Bank has already paid dividends to the Company over the past two years in excess of that amount, therefore, the Company had requested and received approval from the New York State Banking Department for a $20.0 million special dividend. The Company expects to receive the special dividend in May 2002. The Commercial Bank has earned $1.1 million in net profits since inception in July 2000, and has already paid cash dividends of $.6 million; the balance is available for distribution.


                   PART I - FINANCIAL INFORMATION (CONTINUED)

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company's most significant form of market risk is interest rate risk, as the majority of its financial assets and liabilities are sensitive to changes in interest rates. The Company believes there have been no material change in the Company's interest rate risk position since September 30, 2001. Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities.

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


                                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                               ----------------------------------------------------------------------------------
                                                               2002                                      2001
                                                              -----                                      ----
                                               AVERAGE                                     AVERAGE
                                               BALANCE        INTEREST     YIELD/RATE      BALANCE        INTEREST     YIELD/RATE
                                               -------        --------     ----------      -------        --------     ----------
INTEREST-EARNING ASSETS                                                    (Dollars in thousands)
  Total loans                                  $  762,390     $ 13,876          7.28%   $   756,273         $15,005        7.94%
  Loans held for sale                               1,482           29          7.83%         1,871              38        8.12%
  Investment securities held to maturity            1,027           21          8.18%         2,249              44        7.83%
  Securities available for sale:

      Taxable                                     130,714        1,840          5.63%       139,788           2,427        6.94%
      Tax-exempt                                  113,905        1,272          4.47%        73,742           1,307        7.09%
                                                ---------     --------                  -----------         -------
        Total securities available for            244,619        3,112          5.09%       213,530           3,734        6.99%
                                                ---------     --------                  -----------         -------
          sale
  Federal funds sold and other                      1,007            5          2.01%         4,941              66        5.42%
                                                ---------     --------                  -----------         -------
    Total interest-earning assets               1,010,525       17,043          6.75%       978,864          18,887        7.72%
                                                              --------                                      -------
  Allowance for loan losses                       (14,498)                                  (14,314)
  Other assets, net                               110,328                                   113,921
                                               ----------                               -----------
         Total assets                          $1,106,355                               $ 1,078,471
                                               ==========                               ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    NOW and Super NOW accounts                 $  117,650     $    275          0.95%   $   114,886         $   619        2.19%
    Money market accounts                          61,875          344          2.25%        30,179             227        3.05%
    Savings accounts                              257,462        1,256          1.98%       249,159           1,775        2.89%
    Time deposits                                 309,632        3,019          3.95%       329,991           4,426        5.44%
    Escrow accounts                                 3,004           12          1.62%         3,634              16        1.79%
                                               ----------     --------                  -----------         -------
    Total interest-bearing deposits               749,623        4,906          2.65%       727,849           7,063        3.94%
                                               ----------     --------                  -----------         -------
  Borrowings:
   Securities sold U/A to repurchase               13,538          172          5.15%        13,447             171        5.16%
   Short-term borrowings                           25,587          119          1.89%        44,600             678        6.17%
   Long-term debt                                  68,333          786          4.66%        50,032             725        5.88%
                                               ----------     --------                  -----------         -------
        Total borrowings                          107,458        1,077          4.06%       108,079           1,574        5.91%
                                               ----------     --------                  -----------         -------
    Total interest-bearing liabilities            857,081        5,983          2.83%       835,928           8,637        4.19%
                                                              --------                                      -------
  Non-interest-bearing deposits                    65,937                                    54,465
  Other liabilities                                18,850                                    20,015
  Shareholders' equity                            164,487                                   168,063
                                               ----------                               -----------
     Total liabilities & equity                $1,106,355                               $1,1078,471
                                               ==========                               ===========

  Net interest spread                                                           3.92%                                      3.53%
  Net interest income/net interest margin                     $ 11,060          4.44%                       $10,250        4.25%
  Ratio of interest-earning assets to
     interest-bearing liabilities                                             117.90%                                    117.10%
  Less: tax equivalent adjustment                                  508                                          503
                                                              --------                                      -------
  Net interest income as per
     consolidated financial statements                        $ 10,552                                      $ 9,747
                                                              ========                                      =======

         TABLE #2  AVERAGE BALANCES, INTEREST, YIELD AND RATE
                   ------------------------------------------

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

                                                                        FOR THE SIX MONTHS ENDED MARCH 31,
                                               -----------------------------------------------------------------------------------
                                                                2002                                             2001
                                                                ----                                             ----
                                               AVERAGE                                     AVERAGE
                                               BALANCE        INTEREST     YIELD/RATE      BALANCE        INTEREST     YIELD/RATE
                                               -------        --------     ----------      -------        --------     ----------
INTEREST-EARNING ASSETS                                                    (Dollars in thousands)
  Total loans                                 $  760,764     $ 28,163          7.40%    $  720,785        $ 28,775        7.98%
  Loans held for sale                              1,604           60          7.48%         2,128              87        8.18%
  Investment securities held to maturity           1,381           56          8.11%         2,267              98        8.65%
  Securities available for sale:
                                                                                                    -
      Taxable                                    133,952        3,859          5.76%       136,741           4,741        6.93%
      Tax-exempt                                 101,258        2,450          4.84%        73,223           2,543        6.95%
                                              ----------     --------                   ----------        --------
        Total securities available for sale      235,210        6,309          5.36%       209,964           7,284        6.94%
                                              ----------     --------                   ----------        --------
  Federal funds sold and other                     1,577           16          2.03%         6,379             188        5.91%
                                              ----------     --------                   ----------        --------
    Total interest-earning assets              1,000,536       34,604          6.92%       941,523          36,432        7.74%
                                                             --------                                     --------
  Allowance for loan losses                     (14,456)                                   (13,775)
  Other assets, net                              110,040                                   101,494
                                              ----------                                ----------
         Total assets                         $1,096,120                                $1,029,242
                                              ==========                                ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    NOW and Super NOW accounts                $  117,116     $    647          1.11%    $  107,856        $  1,175        2.18%
    Money market accounts                         48,627          545          2.25%        28,555             432        3.03%
    Savings accounts                             255,930        2,550          2.00%       232,732           3,342        2.88%
    Time deposits                                318,896        6,709          4.22%       303,698           8,203        5.42%
    Escrow accounts                                3,412           30          1.76%         3,798              35        1.85%
                                              ----------     --------                   ----------        --------
    Total interest-bearing deposits              743,981       10,481          2.83%       676,639          13,187        3.91%
                                              ----------     --------                   ----------        --------
  Borrowings:
   Securities sold U/A to repurchase              13,542          347          5.14%        13,036             362        5.57%
   Short-term borrowings                          27,558          514          3.74%        48,247           1,545        6.42%
   Long-term debt                                 62,940        1,506          4.80%        52,494           1,557        5.95%
                                              ----------     --------                   ----------        --------
        Total borrowings                         104,040        2,367          4.56%       113,777           3,464        6.11%
                                              ----------     --------                   ----------        --------
    Total interest-bearing liabilities           848,021       12,848          3.04%       790,416          16,651        4.22%
                                                             --------                                     --------
  Non-interest-bearing deposits                   63,675                                    50,953
  Other liabilities                               19,802                                    20,230
  Shareholders' equity                           164,622                                   167,643
                                              ----------                                ----------
     Total liabilities & equity               $1,096,120                                $1,029,242
                                              ==========                                ==========

  Net interest spread                                                          3.88%                                      3.52%
  Net interest income/net interest margin                    $ 21,756          4.36%                      $ 19,781        4.21%
  Ratio of interest-earning assets to
     interest-bearing liabilities                                            117.98%                                    119.12%
  Less: tax equivalent adjustment                                 978                                          979
                                                             --------                                     --------
  Net interest income as per
     consolidated financial statements                       $ 20,778                                     $ 18,802
                                                             ========                                     ========

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q

                                 MARCH 31, 2002

================================================================================

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

Item 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------

                           None


Item 3.           Defaults upon Senior Securities
                  -------------------------------

                           Not Applicable


Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  At the annual meeting of shareholders held on February 14, 2002, there were 8,152,297 voting shares present in person or by proxy, which represented 83.5% of the Company's 9,765,014 outstanding shares eligible to vote. Votes were taken on the following proposal:

                  Proposal #1 "Election of three directors for three-year terms and until their successors have been duly elected and qualified."


                     NOMINEES                 VOTES FOR             PERCENTAGE               WITHHOLD               PERCENTAGE
                     --------                 ---------             ----------               --------               ----------
         Michael E. Fleming                   7,935,417               97.3%                  216,880                   2.7%

         Sister Maureen Joyce                 7,848,097               96.3%                  304,200                   3.7%

         Morris Massry                        8,005,377               98.2%                  146,920                   1.8%


                  The Board of Directors of the Company currently consists of ten members. There were no abstentions or broker non-votes.


Item 5.           Other Information
                  -----------------

                           None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  (i) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 24, 2002 (date of report January 23, 2002) regarding a press release and letters to the Federal Reserve Bank of New York and the Shareholders of Troy Financial Corporation announcing the Company's objection to TrustCo Bank Corp NY `s application to acquire up to 9.9% of the Company's outstanding common stock.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        TROY FINANCIAL CORPORATION
                        --------------------------


Date: May 14, 2002       /s/ Daniel J. Hogarty, Jr.
                         ---------------------------------------------
                             Daniel J. Hogarty, Jr.
                             Chairman of the Board, President
                             and Chief Executive Officer
                             (Principal Executive Officer)



Date: May 14, 2002        /s/ David J. DeLuca
                         ------------------------------------------------
                              David J. DeLuca
                              Senior Vice President and Chief Financial Officer (Principal Financial and
                              Accounting Officer)