Form 10-Q
period 2002-06-30
TROY FINANCIAL CORP
filed 2002-08-14
CIK 1075046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED       JUNE 30, 2002
                                                 -----------------------

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

                                  (518)270-3313
                                  -------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.                     YES  X      NO
                                                           ---       ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

         COMMON SHARES, $.0001 PAR VALUE                   9,951,754
         -------------------------------               ------------------
                 (TITLE OF CLASS)                 (OUTSTANDING AT JULY 31, 2002)

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 2002



INDEX
-----

PART I                FINANCIAL INFORMATION                                                                   PAGE
                      ---------------------
Item 1.               Consolidated Interim Financial Statements

                      Consolidated Statements of Financial Condition as of
                      June 30, 2002 (Unaudited) and September 30, 2001                                           1

                      Consolidated Statements of Income for the three months and nine months ended
                      June 30, 2002 and 2001 (Unaudited)                                                         2

                      Consolidated Statements of Changes in Shareholders' Equity for the nine months
                      ended June 30, 2002 and 2001 (Unaudited)                                                   3

                      Consolidated Statements of Cash Flows for the nine months ended June 30, 2002
                      and 2001 (Unaudited)                                                                       4

                      Notes to Unaudited Consolidated Interim Financial Statements                               5

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                                 7

Item 3.               Quantitative and Qualitative Disclosures about Market Risk                                18

PART II               OTHER INFORMATION
                      -----------------



Item 1.               Legal Proceedings                                                                         21

Item 2.               Changes in Securities and Use of Proceeds                                                 21

Item 3.               Default Upon Senior Securities                                                            21

Item 4.               Submission of Matters to a Vote of Security Holders                                       21

Item 5.               Other Information                                                                         21

Item 6.               Exhibits and Reports on Form 8-K                                                          21

                      Signatures                                                                                22

                           TROY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                  JUNE 30, 2002             SEPTEMBER 30, 2001
                                                                  --------------            ------------------
         Assets                                                     (UNAUDITED)
         ------
Cash and due from banks                                             $    20,279               $      74,618
Federal funds sold                                                          --                          --
                                                                    -----------               -------------
         Total cash and cash equivalents                                 20,279                      74,618
Loans held for sale                                                       1,505                       1,748
Securities available for sale, at fair value                            263,491                     248,469
Investment securities held to maturity (fair value
    of $1,024 and $2,225 at June 30,
    2002 and September 30, 2001, respectively)                              952                       2,130
Net loans receivable                                                    750,854                     746,450
Accrued interest receivable                                               6,595                       6,372
Other real estate owned                                                     154                         265
Premises and equipment, net                                              16,557                      17,311
Investments in real estate                                               19,577                       2,106
Goodwill, net                                                            30,909                      30,909
Core deposit intangibles, net                                               323                         358
Bank-owned life insurance                                                11,329                      10,875
Other assets                                                             20,294                      19,967
                                                                    -----------               -------------
         Total assets                                               $ 1,142,819               $   1,161,578
                                                                    ===========               =============

         Liabilities and Shareholders' Equity
         ------------------------------------
Liabilities:
   Deposits:
      Savings accounts                                              $   270,045               $     255,505
      Money market accounts                                              92,263                      35,665
      N.O.W. and demand accounts                                        186,400                     177,253
      Time accounts                                                     292,965                     340,095
                                                                    -----------               -------------
         Total deposits                                                 841,673                     808,518
   Mortgagors' escrow accounts                                            5,432                       2,257
   Securities sold under agreements to repurchase                        12,509                      12,971
   Short-term borrowings                                                 19,000                     100,000
   Long-term debt                                                        82,516                      50,000
   Accrued interest payable                                                 680                         743
   Official bank checks                                                   5,499                      10,812
   Other liabilities and accrued expenses                                13,144                      11,531
                                                                    -----------               -------------
         Total liabilities                                              980,453                     996,832
                                                                    -----------               -------------
Shareholders' equity:
   Preferred stock, $.0001 par value; 15,000,000 shares
     authorized, none issued                                                 --                          --
   Common stock, $.0001 par value; 60,000,000 shares authorized,
     12,139,021 shares issued                                                 1                           1
   Additional paid-in capital                                           125,506                     118,018
   Unallocated common stock held by ESOP                                 (7,406)                     (8,202)
   Unvested restricted stock awards                                      (2,686)                     (3,136)
   Treasury stock, at cost (2,192,017 shares at June 30,
     2002 and 2,290,712 shares at September 30, 2001)                   (33,770)                    (29,554)

   Retained earnings, substantially restricted                           77,926                      84,380
   Accumulated other comprehensive income                                 2,795                       3,239
                                                                    -----------               -------------
         Total shareholders' equity                                     162,366                     164,746
                                                                    -----------               -------------
                Total liabilities and shareholders' equity          $ 1,142,819               $   1,161,578
                                                                    ===========               =============


                See accompanying notes to unaudited consolidated
                         interim financial statements.

                           TROY FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   JUNE 30,                                JUNE 30,
                                                    --------------------------------------- ---------------------------------------
                                                               2002               2001                2002                 2001
                                                               ----               ----                ----                 ----
Interest and dividend income:
     Interest and fees on loans                             $  13,624           $  14,961           $  41,723           $  43,726
     Securities available for sale:
         Taxable                                                1,710               2,222               5,538               6,952
         Tax-exempt                                               903                 810               2,530               2,482
                                                            ---------           ---------           ---------           ---------
              Total securities available for sale               2,613               3,032               8,068               9,434
                                                            ---------           ---------           ---------           ---------
     Investment securities held to maturity                        20                  43                  76                 141
     Federal funds sold                                             2                  82                  18                 270
                                                            ---------           ---------           ---------           ---------
         Total interest and dividend income                    16,259              18,118              49,885              53,571
                                                            ---------           ---------           ---------           ---------
Interest expense:
     Deposit and escrow accounts                                4,646               7,050              15,127              20,237
     Short-term borrowings                                        265                 564               1,126               2,471
     Long-term debt                                               971                 700               2,477               2,257
                                                            ---------           ---------           ---------           ---------
         Total interest expense                                 5,882               8,314              18,730              24,965
                                                            ---------           ---------           ---------           ---------
         Net interest income                                   10,377               9,804              31,155              28,606
Provision for loan losses                                         290                 366                 976               1,132
                                                            ---------           ---------           ---------           ---------
Net interest income after provision for loan losses            10,087               9,438              30,179              27,474
                                                            ---------           ---------           ---------           ---------
Non-interest income:
     Service charges on deposits                                  492                 419               1,400               1,196
    Net rental income from real estate investments                260                   -                 260                   -
     Loan servicing fees                                           62                 102                 199                 312
     Trust service fees                                           164                 186                 590                 592
    Commissions from annuity sales                                324                   1                 631                   1
     Net gains (losses) from securities transactions               65                  66                  92                (112)
     Net gains (losses) from mortgage loan sales                   29                 (14)                 42                 (15)
     Other income                                                 640                 675               1,834               1,868
                                                            ---------           ---------           ---------           ---------
         Total non-interest income                              2,036               1,435               5,048               3,842
                                                            ---------           ---------           ---------           ---------
Non-interest expenses:
     Compensation and employee benefits                         4,225               3,750              12,427              11,010
     Occupancy                                                    600                 583               1,800               1,755
     Furniture, fixtures and equipment                            230                 250                 725                 702
     Computer charges                                             478                 506               1,521               1,426
     Professional, legal and other fees                           353                 360                 823                 999
     Printing, postage and telephone                              248                 210                 795                 603
     Other real estate expenses, net                                8                  41                  25                  75
     Goodwill and other intangibles amortization                   12                 416                  36               1,069
     Merger related integration costs                             ---                 ---                 ---               1,972
     Other expenses                                               920                 863               2,576               2,411
                                                            ---------           ---------           ---------           ---------
         Total non-interest expenses                            7,074               6,979              20,728              22,022
                                                            ---------           ---------           ---------           ---------
 Income before income tax expense                               5,049               3,894              14,499               9,294
 Income tax expense                                             1,646               1,272               4,751               2,888
                                                            ---------           ---------           ---------           ---------
 Net income                                                 $   3,403           $   2,622            $  9,748            $  6,406
                                                            =========           =========            ========            ========
Earnings per common share:
   Basic                                                         $.38                $.28               $1.07                $.66
                                                                 ====                ====               =====                ====
   Diluted                                                       $.36                $.27               $1.01                $.64
                                                                 ====                ====               =====                ====

All per share data has been adjusted to reflect the 5% stock dividend distributed on March 29, 2002.

                See accompanying notes to unaudited consolidated
                         interim financial statements.

                           TROY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)\

                                                                                        NINE MONTHS ENDED
                                                                                        -----------------
                                                                                 JUNE 30,                  JUNE 30,
                                                                                  2002                       2001
                                                                                  ----                       ----
Common stock
     Balance at beginning of period                                            $        1                $       1
                                                                               ----------                ---------
     Balance at end of period                                                  $        1                $       1
                                                                               ==========                =========
Additional paid-in capital
     Balance at beginning of period                                            $  118,018                $ 117,804
     Adjustment for ESOP shares released for allocation                               713                       88
     Adjustment for stock options exercised                                          (181)                      (8)
     Tax-benefit on exercise of non-qualified stock options                           115                       25
     Tax-benefit from vesting of restricted stock awards                              338                       --
     Adjustment for grant of restricted stock awards                                  156                       80
     Stock dividend issued                                                          6,347                       --
                                                                               ----------                ---------
     Balance at end of period                                                  $  125,506                $ 117,989
                                                                               ==========                =========
Unallocated common stock held by ESOP
     Balance at beginning of period                                            $   (8,202)               $  (9,027)
     ESOP shares released for allocation (84,411 and
           87,477 shares)                                                             796                      825
                                                                               ----------                ---------
     Balance at end of period                                                  $  ( 7,406)               $  (8,202)
                                                                               ==========                =========
Unvested restricted stock awards
     Balance at beginning of period                                            $   (3,136)               $  (3,847)
     Grant of restricted stock awards (14,863 and 23,783 shares)                     (345)                    (336)
     Amortization of restricted stock awards                                          787                      725
     Forfeiture of restricted stock awards (787 and 13,020 shares)                      8                      134
                                                                               ----------                ---------
     Balance at end of period                                                  $   (2,686)               $  (3,324)
                                                                               ==========                =========
Treasury stock, at cost
     Balance at beginning of period                                            $  (29,554)               $ (16,020)
     Purchase of treasury stock (474,496 and 609,292 shares)                      (11,836)                  (9,290)
     Grant of restricted stock awards (14,863 and 23,783 shares)                      189                      256
     Forfeiture of restricted stock awards (787 and 13,020 shares)                     (8)                    (134)
     Stock dividend issued (5% or 480,868 shares)                                   6,550                       --
        Stock options exercised (66,700 and 18,230  shares)                           889                      196
                                                                               ----------                ---------
     Balance at end of period                                                  $  (33,770)               $ (24,992)
                                                                               ==========                =========
Retained earnings
     Balance at beginning of period                                            $   84,380                $  78,543
     Net income                                                                     9,748     $  9,748       6,406     $  6,406
     Stock dividend issued                                                        (12,897)                      --
        Cash dividends ($.35 and $.25  per share, respectively)                    (3,305)                  (2,306)
                                                                               ----------                ---------
     Balance at end of period                                                  $   77,926                $  82,643
                                                                               ==========                =========
Accumulated other comprehensive income (loss)
     Balance at beginning of period                                            $    3,239                $    (176)
     Unrealized  net holding  (losses)  gains on available for sale  securities
       arising during the period (pre-tax ($639) and $3,667, respectively)                         (388)                  2,200

     Reclassification adjustment for net (gains) losses  on available for sale
            securities   realized  in  net  income  (pre-tax  ($92)  and  $112,
            respectively)                                                                           (56)                     67
                                                                                               --------                 -------
     Other comprehensive (loss) income                                               (444)         (444)      2,267       2,267
                                                                               ----------      --------   ----------    -------
     Comprehensive income                                                                      $  9,304                 $ 8,673
                                                                                               ========                 =======
        Balance at end of period                                               $    2,795                 $   2,091
                                                                               ==========                 =========
Total shareholders' equity at end of period                                    $  162,366                 $ 166,206
                                                                               ==========                 =========

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

                           TROY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        DOLLARS IN THOUSANDS (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                   -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   2002          2001
                                                                                   ------------- -----------------
Net income                                                                          $   9,748    $   6,406
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                          1,148        1,084
  Goodwill and other intangibles amortization                                              36        1,069
  Net amortization (accretion) on securities                                              360          (27)
  Provision for loan losses                                                               976        1,132
  Amortization of restricted stock awards                                                 787          725
  ESOP compensation expense                                                             1,520          921
  Net accretion of purchase accounting adjustments                                       (357)        (448)
  Net gains on sale of other real estate owned                                            (50)        (161)
  Write-down of other real estate owned                                                    33           24
  Net gains on sale of other assets                                                      (137)        (314)
  Net (gains) losses from securities transactions                                         (92)         112
  Net (gains) losses from mortgage loan sales                                             (42)          15
  Increase in cash surrender value of bank-owned life insurance                          (454)        (388)
  Proceeds from sales of loans held for sale                                            9,024       15,140
  Net loans made to customers and held for sale                                        (8,739)     (20,582)
  Net increase in accrued interest receivable and other assets                           (296)        (555)
  Net (decrease) increase in other liabilities and accrued expenses                    (3,004)       7,770
                                                                                    ---------    ---------
 Net cash provided by operating activities                                             10,461       11,923
                                                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in acquisition activity                                                      --      (50,414)
Proceeds from maturities/calls/paydowns of investment securities                        1,191          121
Net loans made to customers                                                            (5,339)      (2,713)
Purchase of AFS securities                                                           (152,046)    (134,005)
Proceeds from sale of AFS securities                                                    8,509       50,671
Proceeds from maturities/calls/paydowns of AFS securities                             127,774      231,134
Investment in real estate, net                                                         (5,784)          --
Capital expenditures, net                                                                (392)        (423)
Proceeds from sales of other assets                                                       500        1,233
Proceeds from sales of other real estate owned                                            439        1,515
                                                                                    ---------    ---------
Net cash (used in) provided by investing activities                                   (25,148)      97,119
                                                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                               33,103       28,121
Net increase in mortgagors' escrow accounts                                             3,175        2,839
Net decrease in securities sold under agreements to repurchase                           (497)    (102,797)
Net decrease in short-term borrowings                                                 (81,000)     (10,000)
Repayment of long-term debt                                                                --       (3,027)
Proceeds from issuance of long-term debt                                               20,000           --
Cash dividends paid on common stock                                                    (3,305)      (2,306)
Proceeds from stock options exercised                                                     708          188
Purchase of common stock for treasury                                                 (11,836)      (9,290)
                                                                                    ---------    ---------
Net cash used in financing activities                                                 (39,652)     (96,272)
                                                                                    ---------    ---------
Net (decrease) increase in cash and cash equivalents                                  (54,339)      12,770
Cash and cash equivalents at beginning of period                                       74,618       23,755
                                                                                    ---------    ---------
Cash and cash equivalents at end of period                                          $  20,279    $  36,525
                                                                                    =========    =========
Supplemental cash flow information:
   Interest paid                                                                    $  18,793    $  24,869
   Income taxes paid                                                                    4,600        1,632
Transfer of loans to other real estate owned                                              311          446
Adjustment of securities available for sale to fair value, net of  tax                   (444)       2,267
Grant of restricted stock awards (at fair value on grant date)                            345          122
Adjustment for consolidation of real estate investments                                12,516           --
Acquisition activity:
   Fair value of non-cash assets acquired                                                  --      261,789
   Fair value of liabilities assumed                                                       --      243,722


            See accompanying notes to unaudited consolidated interim
                             financial statements.

                           TROY FINANCIAL CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED - Interim Financial Statements

     NOTE 1. BASIS OF PRESENTATION

          The unaudited consolidated interim financial statements include the accounts of Troy Financial Corporation (the "Company") and its wholly owned subsidiaries, The Troy Savings Bank and The Troy Commercial Bank. All material intercompany accounts and transactions have been eliminated in consolidation. Amounts in the prior period unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current period presentation. In management's opinion, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2001 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended September 30, 2002, or any other interim periods.

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

          The following sets forth certain information regarding the calculation of basic and diluted earnings per share for the three and nine-month periods ended June 30 (all share and per share amounts have been restated to reflect the 5% stock dividend distributed on March 29, 2002 - See Note 5):

                                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                       JUNE 30,                  June 30,
                                                                  -----------------        ------------------
                                                                  2002         2001         2002         2001
                                                                  ----         ----         ----         ----


       Net income (in thousands)                               $    3,403   $    2,622   $    9,748   $    6,406
                                                                ==========   =========   ==========   ==========

       Weighted average common shares                           8,963,939    9,478,879    9,070,136    9,634,473

       Dilutive effect of potential common shares
          related to stock compensation plans                     576,552      409,651      548,241      303,885
                                                               ----------   ----------   ----------   ----------

       Weighted average common shares including
       potential dilution                                       9,540,491    9,888,530    9,618,377    9,938,358
                                                               ==========   ==========   ==========   ==========

       Basic earnings per share                                $      .38   $     .28    $     1.07   $      .66

       Diluted earnings per share                              $      .36   $     .27    $     1.01   $      .64

NOTE 3. INVESTMENTS IN REAL ESTATE

      In May 2002, the Company invested $5.8 million in a real estate joint venture, organized as a limited liability company. Since the Company controls the venture through its majority interest, the Company has reported the joint venture as a consolidated subsidiary in its financial statements. Included in the Company's consolidated statement of financial condition at June 30, 2002, is the joint venture's $17.2 million real estate investment in a multi-tenant retail property located in the Company's market area, along with certain prepaid expenses and mortgage escrows, as well as the joint venture's non-recourse mortgage debt of $12.5 million and the minority interest. The mortgage debt had an original term of 30 years at a fixed rate of 7.48% and has approximately 26 years remaining.

                           TROY FINANCIAL CORPORATION
                         NOTES TO UNAUDITED CONSOLIDATED
                     INTERIM FINANCIAL Statements-continued


     NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

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

         On October 1, 2001, the Company had goodwill of approximately $30.9 million. The Company has determined that as of October 1, 2001, there was no impairment of its goodwill, and thus the carrying value is also $30.9 million as of June 30, 2002. The adoption of Statement 142 had a significant effect on the Company's results of operations for the three and nine months ended June 30, 2002, since the non-amortization of goodwill reduced non-interest expense.

         The following table presents reported net income and earnings per share, as well as net income and earnings per share, as adjusted to exclude goodwill amortization as if the Company had adopted Statement No. 142 on October 1, 2000:


                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                    ---------------------          ---------------------
       Dollars in thousands, except per share data
                                                                     2002            2001           2002            2001
                                                                     ----            ----           ----            ----
       Reported net income                                            $ 3,403        $ 2,622         $ 9,748        $ 6,406
       Add: Goodwill amortization (not tax deductible)                     --            404              --          1,033
                                                              ---------------- -------------- --------------- --------------
       Net income, as adjusted                                        $ 3,403        $ 3,026         $ 9,748        $ 7,439
                                                              ---------------- -------------- --------------- --------------

       Reported basic earnings per share                                $ .38          $ .28          $ 1.07          $ .66

       Add: Goodwill amortization                                                        .04                            .11
                                                              ---------------- -------------- --------------- --------------
       Basic earnings per share, as adjusted                            $ .38          $ .32          $ 1.07          $ .77
                                                              ---------------- -------------- --------------- --------------

       Reported diluted earnings per share                              $ .36          $ .27          $ 1.01          $ .64

       Add: Goodwill amortization                                                        .04                            .11
                                                              ---------------- -------------- --------------- --------------

       Diluted earnings per share, as adjusted                          $ .36          $ .31          $ 1.01          $ .75
                                                              ---------------- -------------- --------------- --------------

     NOTE 5. STOCK DIVIDEND

         On February 14, 2002, the Board of Directors approved a 5% stock dividend issuable to shareholders of record on March 15, 2002. The dividend was distributed to shareholders on March 29, 2002, and all share and per share data, except for those on the Statements of Financial Condition have been restated to reflect the stock dividend.

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 2002


                   PART I - FINANCIAL INFORMATION (CONTINUED)

================================================================================

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

Results of operations are also affected by the provision for loan losses, non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses, income tax expense and to a lesser extent, non-interest income such as trust service fees, loan servicing fees and service charges on deposit accounts. Economic conditions, competition and the monetary and fiscal policies of the federal government in general, significantly affect financial institutions including the Company. Lending activities are influenced by the demand for and supply of, housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Company's primary market area.

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

SARBANES-OXLEY ACT OF 2002
--------------------------

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, landmark legislation on accounting reform and corporate governance. Although much of the Act is still being assessed, we do not anticipate any significant changes in the operations of, and the reporting by, the Company as a result of the Act. In accordance with the requirements of the Sarbanes-Oxley Act, written certifications for this quarterly report on Form 10-Q by the chief executive officer and the chief financial officer accompany this report.

FINANCIAL CONDITION
-------------------

Total assets were $1.1 billion at June 30, 2002, a decrease of $18.8 million, or 1.6% from the $1.2 billion at September 30, 2001. The decrease was principally due to a reduction in cash and cash equivalents, as the Company used excess cash to pay-off short-term borrowings.

Cash and cash equivalents were $20.3 million at June 30, 2002, a decrease of $54.3 million, or 72.8% from the $74.6 million at September 30, 2001. The decrease was principally due to a reduction in interest-bearing deposit balances held at the Federal Home Loan Bank ("FHLB"), as the Company repaid short-term borrowings.

Securities available for sale ("AFS") were $263.5 million, up $15.0 million, or 6.0% from $248.5 million as of September 30, 2001. The increase in AFS securities was principally from the purchase of short-term municipal securities to provide collateral to support the growth in the Company's municipal deposits.

Loans receivable were $765.4 million as of June 30, 2002, up $4.6 million, or ..6% from the $760.8 million at September 30, 2001. The following table shows the loan portfolio composition as of the respective statement of financial condition dates:

                                                       JUNE 30,                              SEPTEMBER 30,
                                                         2002                                    2001
                                                  ------------------                    -------------
                                                    (IN THOUSANDS)     % OF LOANS           (IN THOUSANDS)      % OF LOANS
                                                                       ----------                               ----------
     Real estate loans:
         Residential mortgage                           $ 308,325             40.2%              $ 326,074             42.8%
         Commercial                                       291,855             38.1                 269,520             35.3
         Construction                                      14,132              1.8                  16,379              2.1
                                                        ---------          --------              ---------          -------
             Total real estate loans                      614,312             80.1                 611,973             80.2
                                                        ---------          -------               ---------           ------
     Commercial business loans                            120,937             15.8                 109,284             14.3
                                                        ---------          -------               ---------           ------
     Consumer loans:
         Home equity lines of credit                       12,658              1.6                   7,108               .9
         Other consumer                                    19,005              2.5                  34,192              4.6
                                                        ---------          -------               ---------          -------
             Total consumer loans                          31,663              4.1                  41,300              5.5
                                                        ---------          -------               ---------          -------
     Gross loans                                          766,912            100.0%                762,557            100.0%
                                                                           =======                                  =======
     Net deferred loan fees/costs and unearned
     discounts                                             (1,562)                                  (1,774)
                                                        ----------                               ----------
           Total loans receivable                       $ 765,350                                $ 760,783
                                                        =========                                =========

     Note: Certain amounts in the prior periods have been reclassified to conform with the current period's presentation.



Loan growth was moderate during the period, as growth in the commercial real estate and commercial business loan portfolios partially offset the run-off in the Company's residential mortgage and consumer loan portfolios. The Company continues to expand its commercial loan portfolio, which includes commercial real estate, construction and commercial business loans, and now represents 55.7% of total loans up from 51.7% as of September 30, 2001. The Company experienced accelerated prepayments in the residential portfolio as existing customers continued to refinance into 30 year fixed rate loans due to lower rates. Since the Company does not hold its 30-year loan production, but instead sells the loans in the secondary market, portfolio run-off has exceeded retained production. The Company also continues to promote a home equity line of credit product, which is indexed to prime and has a lower initial offering rate. Subject to market conditions, the Company intends to continue to emphasize increasing its commercial real estate and commercial business loan portfolios as part of its strategy to diversify its loan portfolio and increase commercial banking activities.

Non-performing assets at June 30, 2002 were $2.7 million, or .24% of total assets, down $806 thousand or 22.9% from the $3.5 million or .30% of total assets at September 30, 2001. The table below sets forth the amounts and categories of the Company's non-performing assets at the respective statement of financial condition dates:

                                                           JUNE 30,   SEPTEMBER 30,
                                                             2002       2001
                                                             ----       ----
                                                              (In thousands)
  Non-accrual loans:
    Real estate loans:
       Residential mortgage                                $ 1,445    $ 1,825
       Commercial mortgage                                     595        898
       Construction                                             --         --
                                                           -------    -------
         Total real estate loans                             2,040      2,723
    Commercial business loans                                  393        283
    Home equity lines of credit                                 42         83
    Other consumer loans                                        79        160
                                                           -------    -------
       Total non-accrual loans                               2,554      3,249
Troubled debt restructurings                                    --         --
                                                           -------    -------
         Total non-performing loans                        $ 2,554    $ 3,249
                                                           =======    =======
Other real estate owned:
       Residential real estate                                  --        140
       Commercial real estate                                  154        125
                                                           -------    -------
          Total other real estate owned                        154        265
                                                           -------    -------
Total non-performing assets                                $ 2,708    $ 3,514
                                                           =======    =======

Allowance for loan losses                                  $14,496    $14,333
                                                           =======    =======
Allowance for loan losses as a percentage
     of  non-perform                                        567.58%    441.15%
Allowance for loan losses as a percentage of total loans      1.89%      1.88%
Non-performing loans as a percentage of total loans           0.33%      0.43%
Non-performing assets as a percentage of total assets         0.24%      0.30%

The decrease in non-performing loans at June 30, 2002 as compared to September 30, 2001 was principally due to a decrease in non-performing residential and commercial mortgage loans, offset in part by an increase in commercial business loans secured by motor vehicles. The Company expects it may have to repossess some of the collateral and dispose of the vehicles, which may result in additional charge-offs.

The following table summarizes the activity in other real estate owned for the periods presented:


                                             NINE MONTHS ENDED JUNE 30,
                                             --------------------------
                                                2002         2001
                                                ----         ----
                                                   (IN THOUSANDS)

Other real estate - beginning of period        $   265    $ 1,273
Transfer of loans to other real estate owned       311        446
Other real estate acquired from Catskill            --        109
Sales of other real estate, net                   (389)    (1,354)
Write-down of other real estate                    (33)       (24)
                                               -------    -------
Other real estate - end of period              $   154    $   450
                                               =======    =======


Additionally, at June 30, 2002, the Company identified approximately $5.1 million of loans having more than normal credit risk, including the ability of such borrowers to comply with their present loan repayment terms. Substantially all of these loans are secured by real estate. The Company believes that if economic and/or business conditions deteriorate in its lending area, some of these loans could become non-performing in the future.

The allowance for loan losses was $14.5 million or 1.89% of period end loans at June 30, 2002, and provided coverage of non-performing loans of 567.58%, compared to coverage of 441.15% of non-performing loans and 1.88% of period end loans at September 30, 2001. The following summarizes the activity in the allowance for loan losses:

                                            NINE MONTHS ENDED JUNE 30,
                                            --------------------------
                                               2002         2001
                                               ----         ----
                                                (IN THOUSANDS)
      Allowance at beginning of the period   $ 14,333    $ 11,891
          Charge-offs                          (1,037)     (1,105)
          Recoveries                              224         208
                                             --------    --------
              Net charge-offs                    (813)       (897)
          Provision for loan losses               976       1,132
          Allowance acquired from Catskill         --       2,184
                                             --------    --------
      Allowance at end of the period         $ 14,496    $ 14,310
                                             ========    ========

In May 2002, the Company invested $5.8 million in a real estate joint venture, organized as a limited liability company. Since the Company controls the venture through its majority interest, the Company has reported the joint venture as a consolidated subsidiary in its financial statements. Included in the Company's consolidated statement of financial condition at June 30, 2002, is the joint venture's $17.2 million real estate investment in a multi-tenant retail property located in the Company's market area, along with certain prepaid expenses and mortgage escrows, as well as the joint venture's non-recourse mortgage debt of $12.5 million and the managing partner's minority interest. The mortgage debt had an original term of 30 years at a fixed rate of 7.48% and has approximately 26 years remaining.

Total deposits were $841.7 million at June 30, 2002, up $33.2 million or 4.1% from the $808.5 million at September 30, 2001. The following table shows the deposit composition as of the two dates:


                                                         JUNE 30, 2002                         SEPTEMBER 30, 2001
                                                         -------------                         ------------------
                                                  (IN THOUSANDS)  % OF DEPOSITS           (IN THOUSANDS) % OF DEPOSITS
        Savings                                     $ 270,045          32.1%                $ 255,505          31.6%
        Money market                                   92,263          11.0                    35,665           4.4
        NOW                                           118,489          14.1                   115,832          14.3
        Non-interest-bearing demand                    67,911           8.0                    61,421           7.6
        Certificates of deposits                      292,965          34.8                   340,095          42.1
                                                      -------         -----                   -------         -----
                                                    $ 841,673         100.0%                $ 808,518         100.0%
                                                      =======         =====                   =======         =====

Deposits increased principally from growth in municipal money market deposits which more than offset the run-off in higher costing certificates of deposits ("CD's"). The Company has aggressively lowered rates on its CD's in an effort to replace these higher cost deposits with lower costing core deposits. As a result of these efforts, CD's are down $47.1 million, or 13.9% from September 30, 2001. Core deposits are up $80.3 million, or 17.1% and now represent 65.2% of total deposits up from 57.9% at September 30, 2001. The Company expects CD's to continue to decrease, as scheduled maturities in the next three months are at higher rates than the Company's current offering rates.

The Company decreased its total borrowings, which are primarily with the Federal Home Loan Bank of New York ("FHLB"), to $114.0 million at June 30, 2002, a decrease of $48.9 million from the $163.0 million at September 30, 2001. Short-term borrowings (including repurchase agreements) decreased $81.5 million, or

72.1%, whereas long-term borrowings increased $32.5 million or 65.0%, as the Company took advantage of the lower interest rates to lock-in some long-term financing. Furthermore, the increase in long-term debt includes $12.5 million of non-recourse mortgage debt incurred in connection with its May 2002 investment in a real estate joint venture. At June 30, 2002, the Company still had additional available credit of $31.0 million under its overnight line and $50.0 million under its one-month advance program with the FHLB.

Shareholders' equity at June 30, 2002 was $162.4 million, a decrease of $2.4 million or 1.4% from the $164.7 million at September 30, 2001. The decrease was principally due to the $11.8 million cost to repurchase 474,496 shares of the Company's common stock and the $.4 million reduction in the Company's net unrealized gain (loss) on securities available for sale, net of taxes, due to an increase in long-term interest rates. Offsetting these decreases were the $6.4 million of net income retained after cash dividends, the $1.5 million increase due to the release of ESOP shares, the $1.1 million increase due to the amortization of restricted stock awards, including the tax benefits on shares vesting, and the $.8 million increase from stock option exercises.

Shareholders' equity as a percentage of total assets was 14.2% at June 30, 2002, essentially unchanged from September 30, 2001. Book value per common share was $16.32 at June 30, 2002, compared to $15.93 at September 30, 2001.

COMPARISON OF OPERATING RESULTS
-------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
-------------------------------------------------

General
-------

For the three months ended June 30, 2002, the Company recorded net income of $3.4 million, an increase of $781 thousand, or 29.8%, compared to the three month period ended June 30, 2001. Basic and diluted earnings per share were $.38 and $.36 respectively, an increase of 35.7% and 33.3% compared to basic and diluted earnings per share of $.28 and $.27 respectively for the three months ended June 30, 2001. All share and per share amounts have been adjusted for the 5% stock dividend distributed on March 29, 2002. For the three months ended June 30, 2002, weighted average common shares - basic were 8,963,939, down 514,940, or 5.4%, from the comparable period in the prior year due to the Company's share repurchase programs. Weighted average shares - diluted were down only 348,039 or 3.5% due to the higher average market price of the Company's stock during the period ended June 30, 2002, which increased the number of shares to be included for dilution.

The Company's increased earnings are primarily the result of higher net interest income and non-interest income. The growth in net interest income was driven by an increase in net interest margin and the level of average earning assets. In addition, under new accounting standards that became effective for the Company in fiscal year 2002, the Company no longer amortizes goodwill. Amortization of goodwill amounted to $404 thousand, or $.04 per diluted share in the quarter ended June 30, 2001 (See also Note 4 to the unaudited consolidated interim financial statements).

Annualized return on average assets for the three months ended June 30, 2002 was 1.21% and .98% for the same period in 2001. Annualized return on average equity was 8.44% for the three months ended June 30, 2002 and 6.25% for the 2001 period.

Net Interest Income
-------------------

Net interest income on a tax equivalent basis for the three months ended June 30, 2002, was $11.0 million, an increase of $714 thousand, or 7.0%, when compared to the three months ended June 30, 2001. The increase was principally rate related with the net interest margin improving 9 basis points to 4.30%. Average earning assets increased $46.2 million, or 4.7%.

Interest income for the three months ended June 30, 2002 was $16.9 million on a tax equivalent basis, down $1.7 million or 9.2%, from the comparable period last year. The decrease was principally the effect of a 101 basis point drop in the Company's yield on average earning assets due to the decline in market interest rates in general, which was partially offset by the $46.2 million increase in average earning assets.

Average earning assets increased principally in the securities available for sale portfolio, which on average grew $55.6 million or 27.5%. The average yield on the securities portfolio decreased 202 basis points as the Company's relatively short average life tax-exempt (municipal) securities portfolio re-priced faster in response to the decrease in overall market interest rates. The yield on the Company's average loan portfolio decreased only 65 basis points, as the Company's commercial business portfolio, which is principally variable rate and represents approximately 15.7% of total loans, re-priced lower due to the reduction in short-term market interest rates since the prior year.

Interest expense for the three months ended June 30, 2002, was $5.9 million, a decrease of $2.4 million or 29.2%. Average interest bearing liabilities increased $49.2 million or 5.9%, principally to fund the increase in average earning assets. The Company has aggressively re-priced its deposits, especially its CD's, resulting in a 133 basis point reduction in the average cost of funds to 2.67%.

The Company's net interest margin was 4.30% for the three months ended June 30, 2002, up 9 basis points compared to the same period of the prior year. The increase was principally from the 32 basis point improvement in the net interest spread due principally to aggressive re-pricing of the Company's interest-bearing liabilities. The Company expects its net interest margin to decrease modestly over the next quarter, as the Company's non-interest bearing real estate joint venture investment and the joint venture's related mortgage interest cost will be included for the full three-month period. Furthermore, the Company expects continued downward re-pricing of its adjustable rate mortgage loans and securities portfolios. The Company does expect to benefit from lower interest costs as it has reduced its savings rate and approximately $84.6 million of its time deposits will be re-pricing over the next three months at lower rates. The Company had $142.4 million of average earning assets with no funding costs for the three months ended June 30, 2002, a decrease of $2.9 million, or 2.0%, from the $145.3 million for the three months ended June 30, 2001. The Company's investment in the real estate joint venture increased the level of non-interest earning assets, however, it was somewhat offset by the growth in non-interest bearing deposits.

For more information on average balances, interest, yields and rates, please refer to Table # 1, included in this report.

Provision for Loan Losses
-------------------------

The Company establishes an allowance for loan losses based on an analysis of its loan portfolio, including concentrations of credit, past loan loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair market value of underlying collateral, delinquencies and other factors. Accordingly, the analysis of the adequacy of the allowance for loan losses is not based solely on the level of non-performing loans. The provision for loan losses was $290 thousand, or .15% annualized of average loans for the three months ended June 30, 2002, down $76 thousand, or 20.8% from the June 30, 2001 quarter. The level of the provision reflects management's analysis of asset quality and lower net charge-offs. Net charge-offs were $240 thousand, or .13% of average loans for the quarter ended June 30, 2002, down $54 thousand, or 18.4% compared to net charge-offs of $294 thousand, or .16% of average loans in the comparable period last year. Non-performing loans were $2.6 million, or .33% of total loans, down $695 thousand, or 21.4% from September 30, 2001, when they were .43% of total loans. At June 30, 2002, the allowance for loan losses was $14.5 million or 1.89% of period end loans, and provided coverage of non-performing loans of 567.58%, compared to 1.88% and 441.15%, respectively, as of September 30, 2001.

Non-Interest Income
-------------------

Non-interest income was $2.0 million for the three months ended June 30, 2002, up $601 thousand, or 41.9% from the three months ended June 30, 2001. The growth was principally from $324 thousand of fees earned on annuity sales as the Company expanded its product offering; fees in the prior period were nominal. In addition, the Company had net rental income of $260 thousand this quarter from its real estate joint venture investment.

Non-Interest Expenses
---------------------

Non-interest expenses were $7.1 million for the three months ended June 30, 2002, up $95 thousand, or 1.4% from the comparable period of the prior fiscal year, which included $404 thousand of goodwill amortization. Excluding goodwill amortization from the prior year period, non-interest expense was up $499 thousand, or 7.6%, primarily in compensation and benefits related costs. The increase was due to normal merit increases as well as additional incentive-based compensation from higher annuity sales. The Company also experienced a $190 thousand increase in ESOP- related compensation costs, due to the higher average market price of its stock during the period.

Income Tax Expense
------------------

Income tax expense for the three months ended June 30, 2002, was $1.6 million, an increase of $374 thousand, or 29.4% from the comparable period of the prior fiscal year. The Company's effective tax rates for the three months ended June 30, 2002 and 2001, were 32.6% and 32.7%, respectively. The increase in income tax expense is principally the impact of higher income before income tax this year compared to the comparable period of the prior year.

COMPARISON OF OPERATING RESULTS
-------------------------------
FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001
------------------------------------------------

General
-------

For the nine months ended June 30, 2002, the Company recorded net income of $9.7 million, an increase of $3.3 million, or 52.2%, compared to the nine month period ended June 30, 2001. Basic and diluted earnings per share were $1.07 and $1.01 respectively, an increase of 62.1% and 57.8% compared to basic and diluted earnings per share of $.66 and $.64 for the nine months ended June 30, 2001. For the nine months ended June 30, 2002, weighted average common shares - basic were 9,070,136, down 564,337, or 5.9%, from the comparable period in the prior year due to the Company's share repurchase programs. Weighted average shares - diluted were down only 319,981 or 3.2% due to the higher average market price of the Company's stock during the nine-month period ended June 30, 2002, which increased the number of shares to be included for dilution.


The Company's net income and basic and diluted earnings per share for the nine months ended June 30, 2001, were adversely impacted by $2.0 million ($1.2 million after-tax) of merger related integration costs expensed as part of the acquisition and integration of Catskill. Excluding the merger related integration costs, net income would have been $7.6 million and basic and diluted earnings per share would have been $.79 and $.76 per share, respectively. Furthermore, amortization of goodwill amounted to $1.0 million, or $.11 per diluted share in the nine months ended June 30, 2001. As noted previously, there was no amortization of goodwill in the nine-month period ended June 30, 2002.

Annualized return on average assets for the nine months ended June 30, 2002 was 1.18% and .97% for 2001, excluding merger related integration costs. Annualized return on average equity was 7.96% for the nine months ended June 30, 2002 and 6.05% for the same period in 2001, excluding merger related integration costs.

Net Interest Income
-------------------

Net interest income on a tax equivalent basis for the nine months ended June 30, 2002, was $32.7 million, an increase of $2.7 million, or 8.9%, when compared to the nine months ended June 30, 2001. The increase was both volume and rate related with average earning assets up $54.8 million, or 5.7%, and the net interest margin improving 13 basis points to 4.34%.

Interest income for the nine months ended June 30, 2002 was $51.5 million on a tax equivalent basis, down $3.5 million, or 6.4% from the comparable period last year. The effect of the 89 basis point drop in the yield on average earning assets reduced interest income but was partially offset by the interest income earned on the additional $54.8 million of average earning assets.

Average earning assets increased principally in the loan and securities available for sale portfolios, which on average grew 3.8% and 17.1%, respectively. Average loans increased $28.2 million principally due to the loan portfolio acquired from Catskill, which was included for the full nine-month period this fiscal year, compared to only part of the period in the prior fiscal year. The balance of the increase was in the Company's commercial real estate and commercial business loan portfolios, as the Company continues to emphasize its commercial banking strategy. The yield on the Company's average loan portfolio decreased 60 basis points, as the Company's commercial business portfolio, which is principally variable rate and represents approximately 14.6% of total loans, re-priced lower due to the reduction in short-term market interest rates since the prior year.

Average securities available for sale increased $35.4 million or 17.1%, principally from an increase in the tax-exempt municipal portfolio and the securities portfolio acquired from Catskill, which was included for the full nine-month period. The yield on the average securities portfolio decreased 174 basis points as the Company's relatively short average life tax-exempt securities portfolio re-priced faster (yield on average municipal security portfolio dropped 228 basis points) in response to the decrease in overall market interest rates. In addition, recent purchases in the tax-exempt municipal security portfolio (most of which have a maturity of one-year, or less) have been purchased at rates much lower than the current average yield on the portfolio due to the lower interest rate environment.

Interest expense for the nine months ended June 30, 2002, was $18.7 million, a decrease of $6.2 million or 25.0% from the comparable period last year.. Average interest bearing liabilities increased $54.8 million or 6.8%, principally in deposits due to the acquisition of Catskill being included for the full nine-month period. The Company has aggressively re-priced its deposits, especially its CD's, resulting in a 124 basis point reduction in the average cost of funds to 2.91%. The average cost of CD's was 3.99% in the nine-month period ended June 30, 2002, down 138 basis points.

The Company's net interest margin was 4.34% for the nine months ended June 30, 2002, up 13 basis points compared to the same period of the prior year. The increase was principally from the 35 basis point improvement in the net interest spread due principally to aggressive re-pricing of the Company's interest-bearing liabilities. The Company had $149.1 million of average earning assets with no funding costs for the nine months ended June 30, 2002, essentially unchanged from the $149.2 million for the nine months ended June 30, 2001. The $12.5 million or 24.2% increase in average non-interest bearing deposits in fiscal 2002, more than offset the increase in non-earning assets, primarily goodwill from the Catskill acquisition.

For more information on average balances, interest, yields and rates, please refer to Table #2, included in this report.

Provision for Loan Losses
-------------------------

The provision for loan losses was $976 thousand, or .17% annualized of average loans for the nine months ended June 30, 2002, down $156 thousand, or 13.8% from the nine-month period ended June 30, 2001 which represented .21% of average loans. Net charge-offs were $813 thousand, or .14% of average loans for the nine months ended June 30, 2002, down $84 thousand or 9.4%, compared to net charge-offs of $897 thousand, or .16% of average loans in the comparable period last year.

Non-Interest Income
-------------------

Non-interest income was $5.0 million for the nine months ended June 30, 2002, up $1.2 million, or 31.4% from the nine months ended June 30, 2001. The increase from the 2001 period to the 2002 period was principally from the $631 thousand increase in fees earned on annuity sales as the Company expanded its product offering; fees in the prior period were nominal. In addition, the Company had net rental income of $260 thousand from its real estate joint venture investment in the current year (none in the prior fiscal year). Service charges on deposits were $1.4 million, up $204 thousand or 17.1% from the comparable period. This increase was principally due to the Catskill acquisition and the increase in transaction accounts, including commercial business accounts. The Company also benefited by $261 thousand from the change in net gains (losses) on security and mortgage loan sales between the two periods.

Non-Interest Expenses
---------------------

Non-interest expenses were $20.7 million for the nine months ended June 30, 2002, down $1.3 million, or 5.9%. The decrease was primarily due to the $2.0 million of merger related integration costs that were included in the comparable period of the prior fiscal year, as well as the fact that the Company is no longer amortizing goodwill. In accordance with newly effective Financial Accounting Standards Board rules, goodwill is no longer being amortized, but will be subject to impairment testing at least annually. The Company adopted the new standard on October 1, 2001 and has determined that there was no impairment of its existing goodwill totaling $30.9 million. Amortization of goodwill amounted to $1.0 million (which was not tax deductible) for the nine months ended June 30, 2001. Excluding the merger related integration costs and goodwill amortization, non-interest expense was up $1.7 million, or 9.0%, primarily in personnel costs. Some of the increase is due to the on-going costs associated with Catskill's seven full-service branch offices being included for the full nine-month period this fiscal year, as compared to only a partial period in the prior fiscal year. Furthermore, compensation costs increased due to normal merit increases, as well as additional incentive-based compensation from higher annuity sales. The Company also experienced a $599 thousand increase in ESOP-related compensation costs, due to the higher average market price of its stock during the period.

Income Tax Expense
------------------

Income tax expense for the nine months ended June 30, 2002, was $4.8 million, an increase of $1.9 million, or 64.5% from the comparable period of the prior fiscal year. The Company's effective tax rates for the nine months ended June 30, 2002 and 2001, were 32.8% and 31.1%, respectively. The increase in income tax expense is principally due to the impact of the higher income before income tax this year; the higher effective tax rate reflects tax-exempt income that represented a smaller portion of the Company's income before tax in this period, compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is the ability to generate cash flows to meet present and expected future funding needs. Management monitors the Company's liquidity position on a daily basis to evaluate its ability to meet expected and unexpected depositor withdrawals, fund loan commitments, and to make new loans or investments.

The Company's primary sources of funds are deposits, borrowings, principal and interest payments on loans and maturities of securities available for sale.

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

Net cash provided by operating activities was $10.5 million for the nine months ended June 30, 2002, down $1.5 million from the comparable nine-month period. The decrease was principally due to a reduction in official bank checks outstanding (the balance outstanding at September 30, 2001 was much higher due to a loan disbursement in process) and higher income tax payments. Offsetting these increases in part, were higher net income and the change in loans held for sale, as the Company sold more loans held for sale than it originated in the nine months ended June 30, 2002, whereas in the comparable nine-month period originations exceeded sales.

Investing activities used net cash of $25.1 million during the nine months ended June 30, 2002. Net securities activities used $14.6 million as the Company purchased tax-exempt municipal securities to provide collateral for growth in its municipal deposits. The Company's investment in a real estate joint venture of $5.8 million and net loan growth of $5.3 million also used cash during the current period. Financing activities used cash of $39.7 million, as the Company reduced short-term borrowings by $81.5 million, paid cash dividends of $3.3 million and used $11.8 million to repurchase 474,496 shares of its common stock. Offsetting these decreases in part, were proceeds from long-term borrowings of $20.0 million and an increase in deposits of $33.1 million.

An important source of funds is the Company's core deposits. Management believes that a substantial portion of the Company's $841.7 million of deposits are a dependable source of funds due to long-term customer relationships. The Company does not currently use brokered deposits as a source of funds, and as of June 30, 2002, time deposit accounts having balances of $100 thousand or more, totaled $47.2 million, or 5.6%, of total deposits.

The Company anticipates that it will have sufficient funds to meet its current commitments. At June 30, 2002, the Company had commitments to originate loans of $37.9 million. In addition, the Company had undrawn commitments of $113.1 million on commercial business, home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at June 30, 2002, totaled $237.8 million, and management believes that a significant portion of such deposits will remain with the Company.

At June 30, 2002, the Savings Bank, the Commercial Bank, and the Company all met the capital adequacy requirements to which they were subject. Also as of that date, each entity met the standards to be classified as well-capitalized under applicable regulations.

The following is a summary of the actual capital amounts and ratios at June 30, 2002, compared to minimum capital requirements:


                                                        ACTUAL              MINIMUM
                                                 AMOUNT           %            %
                                                 ------           -            -
TIER 1 CAPITAL:
   COMMERCIAL BANK                             $ 10,291          16.95%       4.00%
   SAVINGS BANK                                $ 87,034           8.51%       4.00%
   COMPANY                                     $128,409          11.70%       4.00%
TIER 1 RISK BASED CAPITAL:
   COMMERCIAL BANK                             $ 10,291          69.47%       4.00%
   SAVINGS BANK                                $ 87,034          11.52%       4.00%
   COMPANY                                     $128,409          17.24%       4.00%
TOTAL RISK BASED CAPITAL:
   COMMERCIAL BANK                             $ 10,291          69.47%       8.00%
   SAVINGS BANK                                $ 96,574          12.78%       8.00%
   COMPANY                                     $137,955          18.52%       8.00%


On April 16, 2002, the Company announced a plan to repurchase up to 1,009,276 shares of its common stock or approximately 10.0% of its outstanding shares. The shares will be repurchased from time-to time in open market purchases or privately negotiated transactions, subject to market and business conditions. During the three-month period ended June 30, 2002, the Company repurchased 178,046 shares of its stock at a cost of $4.6 million. At June 30, 2002, the Company had $20.0 million of cash and available for sale securities at the holding company level on an unconsolidated basis to use for direct activities of the Company. Furthermore, the Company has the ability to obtain dividends from the Savings Bank and the Commercial Bank to provide additional funds. However, New York State Banking law provides generally that all dividends declared in any calendar year shall not exceed the total of the Bank's net profits for the year combined with its retained net profits of the preceding two years, less any required transfer to surplus, without the prior approval from the Superintendent of Banks. The Savings Bank has already paid dividends to the Company this calendar year, as well as over the past two years, in excess of that amount, therefore, the Company must receive approval from the New York State Banking Department for any additional cash dividends this calendar year. The Commercial Bank has earned $1.3 million in net profits since inception in July 2000, and has already paid cash dividends of $.6 million; the balance is available for distribution.

                   PART I - FINANCIAL INFORMATION (CONTINUED)

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company's most significant form of market risk is interest rate risk, as the majority of its financial assets and liabilities are sensitive to changes in interest rates. The Company believes there has been no material change in the Company's interest rate risk position since September 30, 2001. Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities.

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


                                                                  FOR THE THREE MONTHS ENDED JUNE 30,
                                               -------------------------------------------------------------------------------
                                                               2002                                     2001
                                               --------------------------------------   --------------------------------------
                                                AVERAGE                                 AVERAGE
                                                BALANCE      INTEREST      YIELD/RATE   BALANCE      INTEREST      YIELD/RATE
                                                -------      --------      ----------   -------      --------      ----------
INTEREST-EARNING ASSETS                                               (DOLLARS IN THOUSANDS)
  Total loans                               $  765,127      $13,735          7.18%    $  760,462        $ 14,887        7.83%
  Loans held for sale                              679           15          8.84%         6,547             123        7.51%
  Investment securities held to maturity           974           20          8.21%         2,205              43        7.80%
  Securities available for sale:
      Taxable                                  122,570        1,725          5.63%       127,966           2,237        6.99%
      Tax-exempt                               135,335        1,365          4.03%        74,291           1,208        6.50%
                                            ----------      -------                   ----------        --------
        Total securities available for
          sale                                 257,905        3,090          4.79%       202,257           3,445        6.81%
                                            ----------      -------                   ----------        --------
  Federal funds sold and other                    483             2          1.66%         7,459              82        4.41%
                                            ----------      -------                   ----------        --------
    Total interest-earning assets            1,025,168     $ 16,862          6.58%       978,930        $ 18,580        7.59%
                                                           ========                                     ========
  Allowance for loan losses                    (14,607)                                  (14,327)
  Other assets, net                            118,302                                   109,658
                                            ----------                                ----------
         Total assets                       $1,128,863                                $1,074,261
                                            ==========                                ----------


INTEREST-BEARING LIABILITIES
  Deposits:
    NOW and Super NOW accounts              $  119,761     $    265          0.89%    $  116,001        $    576        1.99%
    Money market accounts                       85,856          470          2.20%        31,518             228        2.90%
    Savings accounts                           265,315        1,310          1.98%       251,466           1,741        2.78%
    Time deposits                              295,441        2,579          3.50%       339,195           4,479        5.30%
    Escrow accounts                              4,832           22          1.83%         5,189              26        2.01%
                                            ----------     --------                   ----------        --------
    Total interest-bearing deposits            771,205        4,646          2.42%       743,369           7,050        3.80%
                                            ----------     --------                   ----------        --------
  Borrowings:
   Securities sold U/A to repurchase            12,803          168          5.26%        12,434             164        5.29%
   Short-term borrowings                        20,411           97          1.91%        27,852             400        5.76%
   Long-term debt                               78,390          971          4.97%        50,000             700        5.62%
                                            ----------     --------                   ----------        --------
        Total borrowings                       111,604        1,236          4.44%        90,286           1,264        5.62%
                                            ----------     --------                   ----------        --------
    Total interest-bearing liabilities         882,809        5,882          2.67%       833,655           8,314        4.00%
                                                           --------                                     --------
  Non-interest-bearing deposits                 65,610                                    53,462
  Other liabilities                             18,763                                    18,986
  Shareholders' equity                         161,681                                   168,158
                                            ----------                                ----------
         Total liabilities & equity         $1,128,863                                $,1074,261
                                            ==========                                ==========

  Net interest spread                                                        3.91%                                      3.59%
  Net interest income/net interest margin                  $ 10,980          4.30%                      $ 10,266        4.21%
  Ratio of interest-earning assets to
     interest-bearing liabilities                                          116.13%                                    117.43%
  Less: tax equivalent adjustment                               603                                          462
                                                           --------                                     --------
  Net interest income as per
     consolidated financial statements                     $ 10,377                                     $  9,804
                                                           ========                                     ========

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

                                                                       FOR THE NINE MONTHS ENDED JUNE 30,
                                                    -------------------------------------------------------------------------------
                                                                    2002                                     2001
                                                    --------------------------------------   --------------------------------------
                                                     AVERAGE                                 AVERAGE
                                                     BALANCE      INTEREST      YIELD/RATE   BALANCE      INTEREST      YIELD/RATE
                                                     -------      --------      ----------   -------      --------      ----------
INTEREST-EARNING ASSETS                                                    (Dollars in thousands)
  Total loans                                    $  762,219     $ 41,898          7.33%      $734,011        $ 43,662        7.93%
  Loans held for sale                                 1,296           75          7.72%         3,601             210        7.78%
  Investment securities held to maturity              1,245           76          8.14%         2,246             141        8.37%
  Securities available for sale:

      Taxable                                       130,158        5,584          5.72%       133,816           6,978        6.95%
      Tax-exempt                                    112,617        3,815          4.52%        73,579           3,751        6.80%
                                                 ----------     --------                   ----------        --------
        Total securities available for
          sale                                      242,775        9,399          5.16%       207,395          10,729        6.90%
                                                 ----------     --------                   ----------        --------
  Federal funds sold and other                        1,212           18          1.99%         6,739             270        5.36%
                                                 ----------     --------                   ----------        --------
    Total interest-earning assets                 1,008,747     $ 51,466          6.80%       953,992        $ 55,012        7.69%
                                                                --------                                     --------
  Allowance for loan losses                         (14,507)                                  (13,959)
  Other assets, net                                 112,794                                   104,216
                                                 ----------                                ----------
         Total assets                            $1,107,034                                $1,044,249
                                                 ==========                                ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    NOW and Super NOW accounts                   $  117,998     $    912          1.03%    $  110,571        $  1,751        2.12%
    Money market accounts                            61,037        1,015          2.22%        29,543             660        2.99%
    Savings accounts                                259,058        3,860          1.99%       238,977           5,083        2.84%
    Time deposits                                   311,077        9,288          3.99%       315,530          12,682        5.37%
    Escrow accounts                                   3,885           52          1.79%         4,262              61        1.91%
                                                 ----------     --------                   ----------        --------
    Total interest-bearing deposits                 753,055       15,127          2.69%       698,883          20,237        3.87%
                                                 ----------     --------                   ----------        --------
  Borrowings:
   Securities sold U/A to repurchase                 13,296          515          5.18%        12,835             526        5.48%
   Short-term borrowings                             25,175          611          3.24%        41,449           1,945        6.27%
   Long-term debt                                    68,090        2,477          4.86%        51,663           2,257        5.84%
                                                 ----------     --------                   ----------        --------
        Total borrowings                            106,561        3,603          4.52%       105,947           4,728        5.97%
                                                 ----------     --------                   ----------        --------
    Total interest-bearing liabilities              859,616       18,730          2.91%       804,830          24,965        4.15%
                                                                --------                                     --------
  Non-interest-bearing deposits                      64,320                                    51,789
  Other liabilities                                  19,456                                    19,815
  Shareholders' equity                              163,642                                   167,815
                                                 ----------                                ----------
         Total liabilities & equity              $1,107,034                                $1,044,249
                                                 ==========                                ==========

  Net interest spread                                                             3.89%                                      3.54%
  Net interest income/net interest margin                       $ 32,736          4.34%                      $ 30,047        4.21%
  Ratio of interest-earning assets to
     interest-bearing liabilities                                               117.35%                                    118.53%
  Less: tax equivalent adjustment                                  1,581                                        1,441
                                                                --------                                     --------
  Net interest income as per
     consolidated financial statements                          $ 31,155                                     $ 28,606
                                                                ========                                     ========

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q

                                  JUNE 30, 2002

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

                           None


Item 5.           Other Information
                  -----------------

                           None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a)      Exhibits

                 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)      Reports on Form 8-K

                 None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         TROY FINANCIAL CORPORATION
                         --------------------------


Date: August 14, 2002     /s/ Daniel J. Hogarty, Jr.
                          ---------------------------------------------
                              Daniel J. Hogarty, Jr.
                              Chairman of the Board, President
                              and Chief Executive Officer
                              (Principal Executive Officer)



Date: August 14, 2002      /s/ David J. DeLuca
                          ------------------------------------------------
                               David J. DeLuca
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer