Form 10-K
period 2002-09-30
TROY FINANCIAL CORP
filed 2002-12-27
CIK 1075046

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Based upon the closing price of the registrant's common stock as of December 26, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant is $198.4 million.

    The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is:

                CLASS: COMMON STOCK, PAR VALUE $0.0001 PER SHARE
               OUTSTANDING AT DECEMBER 26, 2002: 9,480,894 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to shareholders for fiscal year ended September 30, 2002 are incorporated by reference into Part II,
                  Items 7, 7A and 8 of this Form 10-K

(2) Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on February 13, 2003 are incorporated by reference into Part III, Items 10, 11,
                          12 and 13 of this Form 10-K.

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

The Company's goal is to be the primary source of financial products and services for its business, retail, and municipal customers. The Company's business strategy is to serve as a community-based, full-service financial services firm offering a wide variety of business, retail, municipal banking, trust, insurance, investment management and brokerage services throughout its market area.

The Company delivers its products and services and interacts with its customers primarily through its 21 branches and 23 proprietary automated teller machines ("ATMs") and its 24-hour telephone banking service ("Time$aver"). The Company's branches are staffed by managers, branch operations supervisors and customer sales and service representatives ("CSSRs") who are trained and encouraged to market and service the Company's products, including those of the Company's nonbanking subsidiaries.

The Savings Bank and the Commercial Bank are subject to regulation, examination and supervision by Federal Deposit Insurance Corporation (the "FDIC") and the New York State Banking Department ("NYSBD"). Deposits in the Banks are insured by the FDIC to the maximum extent provided by law. See "Regulation." The Savings Bank is a member of the Federal Home Loan Bank System ("FHLB System").

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

LOAN PORTFOLIO COMPOSITION. At September 30, 2002, the Company's loan portfolio totaled $765.1 million, or 59.4% of total assets, and consisted primarily of single-family residential mortgages, commercial real estate, construction, commercial business, and consumer loans.

The commercial real estate loan portfolio totaled $299.0 million, or 39.0% of the Company's total loans and 23.2% of total assets, at September 30, 2002. Approximately 75.0% of the loans are secured by properties located in the Company's eight county market area, and an additional 8.7% are secured by properties located elsewhere in Upstate New York and the same amount in the New York City area. Approximately 29.8% of the properties securing the loans are office buildings and warehouses, 26.6% are apartment buildings and cooperatives, and 24.0% are retail buildings. The Company's commercial real estate loans range in size up to $11.9 million, and the average principal balance outstanding at September 30, 2002 was approximately $888 thousand. The 20 largest commercial real estate loans range in size from $3.0 million to $11.9 million, and the Company had 71 loans with outstanding balances of more than $1.0 million at September 30, 2002. The Company's largest commercial real estate exposure involving a single relationship was $34.7 million, of which $32.2 million was outstanding at September 30, 2002, to Morris Massry and his related real estate interests with whom the Company has had a sixteen-year lending relationship. Mr. Massry is a director of the Company and is a local real estate developer. All of the real estate loans are secured by garden style apartment buildings.

The commercial business loan portfolio totaled $118.3 million, or 14.3% of the Company's loans and 9.2% of total assets, at September 30, 2002. The portfolio includes fixed and adjustable rate loans, as well as adjustable rate lines of credit to a diverse customer base including manufacturers, wholesalers, retailers, service providers, educational institutions and government-funded entities. The Company's commercial business loans range in size up to $10.1 million, with an average principal balance outstanding of approximately $300 thousand at September 30, 2002. The Company's 20 largest commercial business loans at that date ranged in terms of total exposure, including balances outstanding and unfunded commitments, from $3.3 million to $10.1 million.

The Company's portfolio of single family residential mortgage loans totaled $300.8 million, or 39.2% of total loans and 23.3% of total assets, at September 30, 2002. The portfolio consisted primarily of fixed rate and adjustable rate loans secured by detached, single family homes located in the Company's market area, as well as home improvement loans. As of September 30, 2002, the Company's largest single-family residential mortgage loan had an outstanding balance of $750,000. As of that date, the typical residential mortgage loan held by the Company in its portfolio had an average principal balance of approximately $70.6 thousand, with an initial loan-to-value ("LTV") ratio of 80%, secured by detached single family homes.

The consumer loan portfolio totaled $31.5 million, or 4.1% of total loans and 2.4% of total assets, at September 30, 2002. The Company's consumer loan portfolio includes home equity lines of credit, auto loans, fixed rate consumer loans, overdraft protection and "Creative Loans", which start with a modest, below market interest rate that increases each year. The Company's home equity lines of credit represented 47.0% of the Company's consumer loan portfolio and its auto loans represented 26.7% of the portfolio, at September 30, 2002.

The following table presents the composition of the Company's loan portfolio, excluding loans held for sale, in dollar amounts and percentages at the dates indicated:



AT SEPTEMBER 30,                  2002                  2001               2000                  1999                 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                        PERCENT              PERCENT            PERCENT              PERCENT              PERCENT
                                          OF                   OF                 OF                   OF                    OF
(DOLLARS IN THOUSANDS)        AMOUNT     TOTAL     AMOUNT     TOTAL    AMOUNT    TOTAL      AMOUNT    TOTAL      AMOUNT     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Real estate loans:

  Residential                $300,776    39.2 %   $326,074    42.8 %  $226,961    37.9 %   $221,721    39.1 %   $202,511    43.4 %
  Commercial                  298,995    39.0      269,520    35.3     233,334    38.9      216,700    38.2      166,186    35.7
  Construction                 17,075     2.3       16,379     2.2       7,300     1.2       13,761     2.4       10,052     2.2
-----------------------------------------------------------------------------------------------------------------------------------
    Total real estate loans   616,846    80.5      611,973    80.3     467,595    78.0      452,182    79.7      378,749    81.3
-----------------------------------------------------------------------------------------------------------------------------------
Commercial business loans     118,349    15.4      109,284    14.3      95,586    16.0       72,268    12.7       45,156     9.7
-----------------------------------------------------------------------------------------------------------------------------------
Consumer loans:
  Home equity lines            14,796     1.9        7,108     0.9       5,019     0.8        6,776     1.2        8,575     1.8
  Other consumer               16,678     2.2       34,192     4.5      30,901     5.2       36,087     6.4       33,445     7.2
-----------------------------------------------------------------------------------------------------------------------------------
    Total consumer loans       31,474     4.1       41,300     5.4      35,920     6.0       42,863     7.6       42,020     9.0
-----------------------------------------------------------------------------------------------------------------------------------
  Gross loans                $766,669   100.0 %   $762,557   100.0 %  $599,101   100.0 %   $567,313   100.0 %   $465,925   100.0 %
-----------------------------------------------------------------------------------------------------------------------------------
Net deferred loan fees/costs
  and unearned discounts       (1,602)              (1,774)               (364)                (407)                (344)
-----------------------------------------------------------------------------------------------------------------------------------
    Total loans              $765,067             $760,783            $598,737             $566,906             $465,581
Allowance for loan losses     (14,538)             (14,333)            (11,891)             (10,764)              (8,260)
-----------------------------------------------------------------------------------------------------------------------------------
    Total loans receivable,
     net                     $750,529             $746,450            $586,846             $556,142             $457,321
====================================================================================================================================



The following table presents as of September 30, 2002, the dollar amount of all loans in the Company's portfolio, excluding loans held for sale, that are contractually due after September 30, 2003, and indicates whether such loans have fixed or adjustable interest rates:

              DUE AFTER SEPTEMBER 30, 2003                       FIXED                     ADJUSTABLE
              (DOLLARS IN THOUSANDS)                     AMOUNT        PERCENT       AMOUNT          PERCENT     TOTAL
              -----------------------------------------------------------------------------------------------------------
                  Residential mortgage                  $241,129         33.3%      $ 57,021           7.9%     $298,150
                  Commercial mortgage                    232,072         32.2%        51,742           7.2%      283,814
                  Construction                             5,290           .7%         2,468            .3%        7,758
              -----------------------------------------------------------------------------------------------------------
                      Total real estate loans            478,491         66.2%       111,231          15.4%      589,722
              -----------------------------------------------------------------------------------------------------------
                  Commercial business                     31,072          4.3%        73,611          10.2%      104,683
              -----------------------------------------------------------------------------------------------------------
                  Consumer:

                    Home equity lines of credit               --           --         14,796           2.1%       14,796
                    Other consumer                        11,277          1.6%         1,245            .2%       12,522
              -----------------------------------------------------------------------------------------------------------
                      Total consumer                      11,277          1.6%        16,041           2.3%       27,318
              -----------------------------------------------------------------------------------------------------------
                  Total loans                           $520,840         72.1%      $200,883          27.9%     $721,723
              ===========================================================================================================

LOAN MATURITY. The following table shows the contractual maturity of the Company's loan portfolio at September 30, 2002. The table does not include loans held for sale, and does include possible prepayments or scheduled principal amortization.

------------------------------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               HOME
                                                                                               EQUITY
                                    RESIDENTIAL    COMMERCIAL                   COMMERCIAL    LINES OF        OTHER
(Dollars in thousands)               MORTGAGE       MORTGAGE     CONSTRUCTION    BUSINESS      CREDIT        CONSUMER       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Amounts due:
 Within one year                     $   2,626      $  15,181     $   9,317     $  13,666     $      --     $   4,156     $  44,996
------------------------------------------------------------------------------------------------------------------------------------
After one year:
 one to five years                      14,271        129,765         6,758        56,204            --        11,901       218,899
 five to ten years                      39,128        119,999         1,000        16,658        14,796           621       192,202
 ten to twenty years                   144,142         25,712            --         2,213            --            --       172,067
 more than twenty years                100,609          8,338            --        29,608            --            --       138,555
------------------------------------------------------------------------------------------------------------------------------------
 Total due after one year              298,150        283,814         7,758       104,683        14,796        12,522       721,723
------------------------------------------------------------------------------------------------------------------------------------
 Total amount due                    $ 300,776      $ 298,995     $  17,075     $ 118,349     $  14,796     $  16,678     $ 766,669
------------------------------------------------------------------------------------------------------------------------------------

Less: Net deferred loan fees/costs
      and unearned discount                                                                                                  (1,602)
      Allowance for loan losses                                                                                             (14,538)
------------------------------------------------------------------------------------------------------------------------------------
 Loan receivable, net                                                                                                     $ 750,529
====================================================================================================================================

The Company participates with other financial institutions in certain larger credits (both selling and purchasing interests) and also purchases loans from other financial institutions and brokers. The Company also sells or enters into commitments to sell certain fixed rate mortgage loans to Freddie Mac, as well as to other third parties. Historically, the Company has sold substantially all its 30-year conforming fixed rate mortgage loans and, from time to time as conditions warrant, its 15-year conforming fixed rate mortgage loans into the secondary mortgage market. During fiscal 2002 and 2001, the Company sold $10.7 million and $27.2 million, respectively, of 30-year fixed-rate mortgage loans in the secondary mortgage market. To reduce the interest rate risk associated with mortgage loans held for sale, outstanding loan commitments and uncommitted loan applications with rate lock agreements, which are intended to be held for sale, the Company enters into mandatory forward sales commitments and option agreements to sell loans in the secondary market. The Company typically retains servicing rights on loans sold in order to generate fee income. At September 30, 2002, the Company serviced mortgage loans for others with an aggregate principal balance of $185.0 million.

The following is a more detailed discussion of the Company's current lending practices.

COMMERCIAL REAL ESTATE LENDING. The Company originates commercial real estate loans primarily in its eight-county market area; as well as, New York City, central/western New York, Florida and to a lesser extent in other states. The Metropolitan New York portfolio is primarily apartments and co-op buildings in Bronx (56.4%), Queens County (25.6%), Kings County (6.8%) and Westchester (5.8%). At September 30, 2002, the Company's commercial real estate loan portfolio by sector is secured as follows: 26.6% by apartment buildings and cooperatives; 30.8% by office and warehouse buildings; 24.0% by retail buildings; 3.0% by buildings owned by non-profit organizations; 3.8% by hospitality industry; and 11.8% by other property types.

The Company's commercial real estate loans outstanding increased $29.5 million or 10.9%, in fiscal 2002, compared to growth of $36.2 million or 15.5% in fiscal 2001 and $16.6 million or 7.7% in fiscal 2000. Loans originated in fiscal year 2002 and 2001 were $113.0 million and $100.8 million, respectively. The Company's commercial real estate lending marketing efforts include: loan officers calling on prospective borrowers, soliciting existing customers for additional business, referrals from the branch system, networking with professionals within the local real estate industry and maintaining contacts with other commercial real estate lenders (banks, insurance companies and the conduits).

In addition to business development, the Company's commercial real estate loan officers are also responsible for the initial review of proposed commercial real estate loans. Credit memorandums are generally prepared by the department's underwriting staff. The Company's underwriting standards focus on: a review of the property's cash flow, appraisal value, leases, occupancy percentages, physical condition of the property, credit worthiness of major tenants and the financial condition and credit history of the borrowers and any guarantors.

A few of the important underwriting benchmarks are the property's ability to support (cover) the annual debt service. Typically the Company looks for at least a 1.20 debt coverage ratio. Property occupancy percentage generally needs to be at least at break-even level, though it can be less if the appropriate risk mitigants are in place. Loan to value ("LTV") ratios (per bank ordered appraisals) in general go up to 80%. If additional collateral or credit enhancement is provided, the "LTV" can exceed 80%.

The Company prices its commercial real estate loans using the following indices:
Prime, London Inter-bank Offer Rate ("LIBOR"), the Treasury Constant Maturities Index and Federal Home Loan Bank of NY borrowing rates. The Company adds a premium (a "spread") to the index to determine the interest rate. These spreads vary depending on the risk profile of the credit. Generally, permanent loans have interest rate and loan maturities of five to ten years and are amortized over 10-25 years. Construction loans are written for terms up to twenty-four months. Typically, construction loans are priced to float over the prime rate or the 30, 60 or 90 day LIBOR. Spread is typically added to the index. Commitment fees may also be earned on new transactions. Generally fees range from .25% to 1.00% of the loan balance.

The Company's lending authority empowers the Vice President & Director of Commercial Mortgage Lending to approve unsecured loans up to $100,000 and up to $300,700 for loans secured by real estate. The Company's Commercial Mortgage Credit Committee approves unsecured loans over $100,000 and real estate secured loans over $300,700 up to $1.5 million. The Committee also reviews and recommends for approval loans over $1.5 million; loans in excess of $1.5 million require the approval of the Board of Directors' Loan Committee.

Department management is responsible for monitoring the Company's commercial mortgage portfolio. Under management's direction, department staff collects delinquent loans, reviews annual financial statements, performs property inspections and prepares annual loan reviews. The purpose of the annual review is to determine the property's current economics and whether the present loan rating reflects the current risk. If the loan review warrants a change in loan grade, it is indicated on the loan review form. The Company employs an outside consultant, who was previously a senior credit officer for a large commercial bank, to review the annual loan evaluations prepared by the department. The scope of the consultant's annual review covers 75% to 80% of the Company's commercial mortgage portfolio. The consultant issues his reports as to the effectiveness of the department's loan review process and renders an opinion on the risk profile of the portfolio.

COMMERCIAL BUSINESS LENDING. The Company has actively sought to originate commercial business loans in its market area. The Company originated $51.5 million and $40.3 million of commercial business loans in fiscal years 2002 and 2001, respectively. The Company's commercial loans generally range in size up to $10.0 million, and the borrowers are principally located within the Company's market area. The Company offers both fixed rate loans, with terms ranging from three to seven years and adjustable rate lines of credit. At September 30, 2002, 40.0% of the Company's outstanding commercial loan portfolio consisted of variable rate loans. As a general rule, the Company sets the interest rates on its loans based on the prime rate, LIBOR, or other index rates, plus a spread, and its variable-rate loans reprice at least every 90 days. The Company's commercial loans include loans to finance equipment acquisitions, working capital and accounts receivable. These loans are made to a diverse customer base that includes manufacturers, wholesalers, retailers, service providers, educational institutions and government funded entities. The Company also participates in two syndicated credits on businesses located in its market area. At September 30, 2002, the total outstanding balance on these syndicated loans was $7.3 million and the unused commitment available was $6.9 million.

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

The Company also has a small business lending program whereby the Company lends money to small, locally-owned and operated businesses. During the fiscal year ended September 30, 2002, the Company originated $10.3 million of new small business loans, up from $8.4 million in the prior year. At September 30, 2002, the Company had $24.1 million of such loans outstanding. Approximately 10% of the Company's small business loans are secured by cash collateral or marketable securities or are guaranteed up to 90% of the principal amount by the Small Business Administration. At the end of fiscal year 2002, the Company developed a credit scoring system to underwrite and monitor small business lines of credit tied to a commercial checking account. It is expected that this new product will efficiently serve a significant segment of its small business customer base, with minimal cost. The product will be marketed and distributed through the Company's branch system, but underwritten and monitored in a centralized section of the commercial business department.

In addition to developing business, the Company's commercial loan officers are responsible for underwriting the commercial loans and monitoring the ongoing relationship between the borrower and the Company. Following the loan officer's initial underwriting and preparation of a credit memorandum, the loan application is reviewed by the Vice President and Director of Commercial Lending, who has authority to approve loans if less than $100 thousand. Loans between $100 thousand and $1.0 million require approval of the Company's Commercial Loan Credit Committee, and loans in excess of $1.0 million require approval of the Board of Directors' Loan Committee. The Company's underwriting standards focus on a review of the potential borrower's cash flow, as well as the borrower's leverage and working capital ratios. To a lesser extent, the Company will consider the collateral securing the loan and whether there is a personal guarantee on the loan.

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

The Company monitors its commercial loan portfolio by closely watching all loans with a risk rating which indicates certain adverse factors, such as insufficient debt ratio or cash flow issues. In addition, the Company receives delinquency reports beginning on the 10th of every month. If a loan payment is more than 20 days late, the commercial loan officer begins active loan management, which initially includes calling the borrower or sending a written notice. Moreover, because the Company's lines of credit expire every 12 months, or five months after the borrower's fiscal year end, and the borrower is required to renew the line of credit at such time, the Company, in effect, re-underwrites the loan annually. A term loan often includes a line of credit, in which case the status of the borrower and loan is reviewed annually because of the line of credit review. In all reviews, the Company analyzes the borrower's most current financial statements, and in most cases will visit the borrower or inspect the borrower's business and properties.

SINGLE FAMILY RESIDENTIAL LENDING. The Company originated $60.2 million and $53.9 million of single-family residential real estate loans in fiscal years 2002 and 2001, respectively. Substantially all the Savings Bank's residential mortgage loans were originated through Family Mortgage Banking Co., Inc. ("FMBC"), the Savings Bank's mortgage banking subsidiary. FMBC currently employs two full-time and two part-time loan counselors, who are responsible for developing the Company's mortgage business by meeting with referrals, networking with representatives of the local real estate industry and sponsoring home buying seminars. In addition, the Company's CSSRs are trained to refer potential mortgage customers to FMBC. Although FMBC meets with applicants and assists with the application process, the Company handles the processing, underwriting, funding and closing of all residential mortgage loans. Single-family residential mortgage loans not originated through FMBC generally are originated through independent mortgage brokers or by the Savings Bank.

The Company currently makes a variety of fixed rate and adjustable rate mortgage loans ("ARMs") , which are secured by one- to four-family residences located in the Company's eight-county market area. The Company originates mortgage loans that conform to Freddie Mac guidelines, as well as jumbo loans, which are loans in amounts over $300,700, and loans with other non-conforming features. The Company will underwrite a single family residential mortgage loan with an LTV ratio of up to 95% with private mortgage insurance, and the Company's fixed rate mortgages generally have contractual maturities of 10 to 30 years.

The Company offers a variety of ARM programs based on market demand. The Company generally amortizes an ARM over 30 years. On certain ARMs, the Company offers a conversion option, whereby the borrower, at his or her option, can convert the loan to a fixed interest rate, after a predetermined period of time, generally 10 to 57 months. Interest rates are generally adjusted based on a specified margin over the Constant Treasury Maturity Index. Interest rate adjustments on such loans are limited by both annual adjustment caps and maximum rate adjustments over the life of the loan. The origination of ARMs, as opposed to fixed rate loans, helps to reduce the Company's exposure to increases in interest rates. However, during periods of rising interest rates, ARMs may increase credit risks not inherent in fixed rate loans, primarily because as interest rates rise, the payment obligations of the borrower rises, thereby increasing the potential for default. The annual and lifetime adjustable caps however, help to reduce this risk. The volume and type of ARMs originated through FMBC are affected by numerous market factors, including the level of interest rates, competition, consumer preferences and the availability of funds. At September 30, 2002, the Company held $54.5 million of ARMs in its loan portfolio, most of which reprice annually.

Single-family residential loans are generally underwritten according to Freddie Mac guidelines. The Company requires borrowers who obtain mortgage loans with an LTV ratio greater than 80% to obtain private mortgage insurance in an amount sufficient to reduce the Company's exposure to not more than 80% of the purchase price or appraised value, whichever is lower. In addition, the Company requires escrow accounts for the payment of taxes and insurance, if the LTV ratio exceeds 80%, but permits borrowers to request an escrow account waiver, if the LTV ratio is less than 80%. Substantially all mortgage loans originated by the Company include due-on-transfer clauses, which generally provide the Company the contractual right to deem the loan immediately due and payable if the borrower transfers ownership of the property without the Company's consent. The Company's staff underwriters have authority to approve loans in amounts up to $300,700. Loans between $300,700 and $1.5 million require the approval of the Company's Commercial Mortgage Credit Committee, and loans in excess of $1.5 million require the approval of the Loan Committee of the Board of Directors.

To help low and moderate income home buyers in the Company's communities, the Company participates in residential mortgage programs and products sponsored by the State of New York Mortgage Agency ("SONYMA") and the Federal Housing Authority ("FHA"). SONYMA and FHA mortgage programs provide low and moderate income households with smaller down payments and below market interest rates. The Company sells its SONYMA loans back to SONYMA for resale in the secondary market. The Company also is a charter member of the Capital District Affordable Housing Partnership, a local lending consortium that makes mortgage funds available to homebuyers who are unable to obtain conventional financing. The Company also participates in the Capital District Community Loan Fund and the FHLB Home Buyer's Club. Since 1993, the Company has also made available to low to moderate income first-time homebuyers over $15.0 million of conventional no down payment mortgages.

To complement the Company's portfolio of residential mortgage loan products, the Company also originates fixed rate home equity mortgage loans. A first or second mortgage on the owner-occupied property secures these loans. During fiscal 2002, the Company originated $1.7 million of home equity mortgage loans. As of September 30, 2002, the average size of the Company's outstanding home equity mortgage loans in its residential mortgage loan portfolio was $17 thousand.

CONSUMER LENDING. In addition to the Company's residential mortgage loans, the Company offers a variety of consumer credit products, including home equity lines of credit, variable rate or Creative Loans, auto loans, fixed rate consumer loans and overdraft protection. The objective of the Company's consumer lending program is to maintain a profitable loan portfolio and to serve the credit needs of the Company's customers and the communities in which it does business, while providing for adequate liquidity, higher yielding short duration assets, as well as portfolio diversification.

The Company offers home equity lines of credit in amounts up to $100,000. During fiscal year 2002, the Company approved new lines of credit totaling $16.4 million. With the Prime Rate at its lowest point in over forty years, the Company will take this opportunity in fiscal 2003 to generate new home equity credit lines and loans and has commenced an aggressive campaign to increase outstandings. These products represent a significant growth opportunity to the consumer loan portfolio, as rates are very favorable (variable rate funding) and this type of financing continues to be in high demand, as evidenced by a record breaking home equity origination in 2001. The campaign was introduced throughout the Bank's market area (Capital and Catskill Regions) via an internal branch effort and externally through newspaper, direct mail, radio and billboard. The campaign will be for six weeks from mid-October through the end of November. The home equity lines of credit have variable interest rates and are available only if the LTV ratio is less than 90%.

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

CONSTRUCTION LENDING. The Company offers residential construction loans to individuals who are constructing their own homes in the Company's market area. Generally, in these cases, the Company is familiar with the builders utilized by the Company's borrowers and has a long-standing relationship with them. The Company's residential mortgage loan origination group monitors the periodic disbursements of all construction loans. Before advances are made, the Company's independent appraisers provide reports comparing the progress of the construction to the pre-construction schedule. In many cases, the Company converts construction loans to traditional residential or commercial mortgage loans, following completion of construction. At September 30, 2002, the Company had $2.5 million of residential construction loans outstanding, which are reported with residential mortgage loans.

The Company's construction loans generally have terms up to six months, and require payment of interest only. If construction is not completed on schedule, the Company charges the borrower additional fees in connection with an extension of the loan. The Company's staff underwriters have approval authority of up to $300,700. Loans in excess of $300,700 require approval of the Commercial Mortgage Credit Committee, and loans in excess of $1.5 million require approval of the Loan Committee of the Board of Directors. The Company will not make construction loans in excess of $1.5 million, or greater than 95% of the estimated cost of construction.

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

The Company also makes construction loans on commercial real estate projects where the borrowers are well known to the Company and have the necessary liquidity and financial capacity to support the projects through to completion and the source of permanent financing, whether the Company or another institution, can be verified. All commercial real estate construction lending is done on a recourse basis. As of September 30, 2002, the Company had $17.1 million of commercial real estate construction loans outstanding, or 2.3% of the Company's loans and 1.4% of total assets.

LOAN REVIEW. As part of the portfolio monitoring process, commercial business loans over $750,000, and commercial real estate loans over $1 million are subjected to an annual detailed loan review. Classified loans over $100,000 (see below) in both portfolios are subjected to this process quarterly. Current financial information is analyzed and the loan rating is evaluated to determine if it still accurately represents the level of risk posed by the credit. These reviews are then analyzed by an outside consultant who decides on the reasonableness of the loan officers' conclusions with respect to the loans risk rating and the related allowance for loan loss, if any. For classified loans, these reviews are complemented by a quarterly loan officer meeting with the outside consultant and the Company's Chief Credit Officer. The conclusions reached at these meetings become an integral part of the quarterly review of loan loss reserve adequacy.

DELINQUENT LOANS. It is the policy of management to monitor the Company's loan portfolio to anticipate and address potential and actual delinquencies. The procedures taken by the Company vary depending on the type of loan.

With respect to single family residential mortgage loans and consumer loans, when a borrower fails to make a payment on the loan, the Company takes immediate steps to have the delinquency cured and the loan restored to current status. On the 15th of every month, the Credit Administration Department prepares delinquency reports. The Company's collection manager and his staff then contact the borrower by telephone to ascertain the reason for the delinquency and the prospects of repayment. Written notices are also sent at that time. The borrower is again contacted by telephone on the 20th and 26th of the month, if payment has not been received. After 30 days another notice is sent and the borrower is reported as delinquent. The Credit Administration Department continues to call the borrower and if payment has not been received by the 60th day, another notice is sent informing the borrower that the loan must be brought current within the next 30 days or foreclosure proceedings will be commenced. Generally, the Company does not accrue interest on loans more than 90 days past due. The Company's procedures for single family residential loans which have previously been sold by the Company, but which the Company currently services are similar during the first 60 days. After 60 days, the Company follows the Freddie Mac or applicable investor guidelines and timeframes regarding delinquent loan accounts.

With respect to commercial real estate and commercial business loans, the Credit Administration Department delivers delinquency reports to the respective departments beginning on the 10th of every month. If a loan payment is more than 20 days late, the loan officer begins active loan management.

CLASSIFIED ASSETS. The Company's policies require the classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality, as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any.

Substandard assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full improbable. Assets classified, as "loss" are those considered uncollectible and of such little value that there continuance as assets without the establishment of a specific loss reserve is not warranted. At September 30, 2002, the Company had classified $6.0 million of assets as "substandard" and $226 thousand of assets as "doubtful." At such date, the Company did not have any assets classified as "loss."

In addition to classified assets, the Company also has certain "special mention" or "watch list" assets that have characteristics, features or other potential weaknesses that warrant special attention. At September 30, 2002, special mention assets totaled $14.9 million, or 1.9% of total loans and 1.2% of total assets.

NON-PERFORMING ASSETS. The Company places a loan on non-accrual status when the loan is contractually past due 90 days or more, or when, in the opinion of management, the collection of principal and/or interest is doubtful. At such time, all accrued but unpaid interest is reversed against current period income and as long as the loan remains on non-accrual status, interest is recognized only when received, if considered appropriate by management. In certain cases, the Company will not classify a loan that is contractually past due 90 days or more as non-accruing, if management determines that the particular loan is well secured and in the process of collection. In such cases, the loan is simply reported as "past due." Loans are removed from non-accrual status when they become current as to principal and interest, or when in the opinion of management, the loans are expected to be fully collectible as to principal and interest. The Company did not have any loans classified as 90 days past due and still accruing interest at September 30, 2002. Non-performing loans also include troubled debt restructurings ("TDRs"). TDRs are loans whose repayment criteria have been renegotiated to below market terms given the credit risk inherent in the loan due to the borrowers' inability to repay the loans in accordance with the loans' original terms. At September 30, 2002, the Company had no loans classified as TDRs.

The Company classifies property that it acquires through foreclosure or settlement in lieu thereof as other real estate owned ("OREO"). The Company records OREO at the lower of the unpaid principal balance or fair value less estimated costs to sell at the date of acquisition and subsequently recognizes any decrease in fair value by a charge to non-interest expenses. At September 30, 2002, the Company had $227 thousand of OREO resulting from single family residential mortgage loans, and $125 thousand from commercial real estate loans.

The following presents the amounts and categories of non-performing assets at the dates indicated:


AT SEPTEMBER 30,                           2002         2001         2000         1999         1998
-----------------------------------------------------------------------------------------------------
(Dollars in thousands)
Non-accrual loans:
Real estate loans:
  Residential                            $ 1,147      $ 1,825      $ 2,424      $ 2,707      $ 2,900
  Commercial                                 555          898        2,829        4,210        6,327
  Construction                                --           --           --           --           --
-----------------------------------------------------------------------------------------------------
     Total real estate loans               1,702        2,723        5,253        6,917        9,227
Commercial business loans                    264          283          103           10           31
Home equity lines                             30           83           84           58          259
Other consumer loans                         101          160          160          282           50
-----------------------------------------------------------------------------------------------------
     Total non-accrual loans               2,097        3,249        5,600        7,267        9,567
Troubled debt restructurings                  --           --           53          616        2,081
-----------------------------------------------------------------------------------------------------
     Total non-performing loans          $ 2,097      $ 3,249      $ 5,653      $ 7,883      $11,648
-----------------------------------------------------------------------------------------------------
Other real estate owned :
  Residential real estate                    227          140          240           76          345
  Commercial real estate                     125          125        1,033        1,769        1,527
-----------------------------------------------------------------------------------------------------
     Total other real estate owned           352          265        1,273        1,845        1,872
-----------------------------------------------------------------------------------------------------
     Total non-performing assets         $ 2,449      $ 3,514      $ 6,926      $ 9,728      $13,520
=====================================================================================================
Allowance for loan losses                $14,538      $14,333      $11,891      $10,764      $ 8,260
=====================================================================================================
Allowance for loan losses as a
   percentage of total loans                1.90%        1.88%        1.99%        1.90%        1.77%
=====================================================================================================
Allowance for loan losses as a
  percentage of non-performing loans      693.28%      441.15%      210.35%      136.55%       70.91%
=====================================================================================================
Non-performing loans as
  a percentage of total loans               0.27%        0.43%        0.94%        1.39%        2.50%
=====================================================================================================
Non-performing assets as
  a percentage of total assets              0.19%        0.30%        0.75%        1.06%        1.89%
=====================================================================================================


For the years ended September 30, 2002, 2001 and 2000, the interest income that would have been recorded if the non-accrual loans were on an accrual basis, or had the rate not been reduced with respect to the loans restructured in troubled debt restructuring, amounted to $123 thousand, $210 thousand, and $186 thousand, respectively.

ALLOWANCE FOR LOAN LOSSES. In originating loans, there is a substantial likelihood that loan losses will be experienced. The risk of loss varies with, among other things, general economic conditions, the type of loan, creditworthiness of the borrower and in the case of a collateralized loan, the quality of the collateral securing the loan. In an effort to minimize loan losses, the Company monitors its loan portfolio by reviewing delinquent loans and taking appropriate measures. In addition, with respect to the Company's commercial real estate and commercial business loans, the Company closely watches all loans with a risk rating that indicates potential adverse factors. Moreover, on an annual basis, the Company reviews borrowers' financial statements, including rent rolls if appropriate, and in some cases, inspects borrowers' properties in connection with the annual renewal of lines of credit. Furthermore, the Company's outside consultant periodically reviews the credit quality of the loans in the commercial real estate and commercial business loan portfolios, and, together with the Company's Commercial Loan Credit Committee, reviews quarterly, all classified loans over $100,000 with a risk rating that indicates the loan has certain weaknesses.

Based on management's on-going review of the Company's loan portfolio, including the inherent risks therein, historical loan loss experience, general economic conditions, and trends and other factors, the Company maintains an allowance for loan losses to cover probable loan losses. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based upon a number of factors including; historical loan loss experience, changes in the types and volume of the loan portfolio, overall portfolio quality including past due and non-accrual trends, loan concentrations, review of specific problem loans, changes in lending policy and procedures including underwriting, industry trends, and general economic conditions which may effect the borrowers' abilities to pay. Loans are charged against the allowance for loan losses when management believes that the collectibility of all or a portion of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans. Based on information currently known, management considers the current level of reserves adequate to cover probable loan losses, although there can be no assurance that such reserves will in fact be sufficient to cover actual losses. At September 30, 2002, the Company's allowance for loan losses was $14.5 million, or 1.90% of total loans and 693.28% of non-performing loans. Net charge-offs during the year ended September 30, 2002 were $961 thousand, down $279 thousand or 22.5%, from fiscal 2001. The Company continues to monitor and modify its allowance for loan losses as conditions dictate. The following table is a summary of the activity in the Company's allowance for loan losses over the last five years:

FOR THE YEARS ENDED SEPTEMBER 30,                           2002            2001            2000            1999           1998
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Total loans outstanding at end of period                 $ 765,067       $ 760,783       $ 598,737       $ 566,906       $ 465,581
===================================================================================================================================
Average total loans outstanding                          $ 761,682       $ 741,709       $ 594,570       $ 505,489       $ 467,406
===================================================================================================================================
Allowance for loan losses at beginning of year           $  14,333       $  11,891       $  10,764       $   8,260       $   6,429
Loan charge-offs:
     Residential real estate                                  (120)           (258)           (412)           (362)           (521)
     Commercial real estate                                   (128)            (20)           (550)           (252)         (1,612)
     Construction                                               --             (89)           (375)             --            (130)
     Commercial business                                      (374)           (184)            (40)            (75)            (51)
     Home equity lines                                          --              --              --              --              --
     Other consumer loans                                     (595)         (1,041)           (565)           (306)           (132)
-----------------------------------------------------------------------------------------------------------------------------------
        Total charge-offs                                   (1,217)         (1,592)         (1,942)           (995)         (2,446)
-----------------------------------------------------------------------------------------------------------------------------------
Loan recoveries:
     Residential real estate                                    19              26              84              40             147
     Commercial real estate                                      4              71             155             176              57
     Construction                                               31              32             219              13              --
     Commercial business                                        69              22               6               8               4
     Home equity lines                                          --              --              --              --              --
     Other consumer loans                                      133             201              42              12              19
-----------------------------------------------------------------------------------------------------------------------------------
        Total recoveries                                       256             352             506             249             227
-----------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                               (961)         (1,240)         (1,436)           (746)         (2,219)
-----------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                    1,166           1,498           2,563           3,250           4,050
Allowance acquired                                              --           2,184              --              --              --
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of year                 $  14,538       $  14,333       $  11,891       $  10,764       $   8,260
===================================================================================================================================
Net charge-offs to average loans                               .13%            .17%            .24%            .15%            .48%
Allowance as a percentage of non-performing loans           693.28%         441.15%         210.35%         136.55%          70.91%
Allowance as a percentage of period-end loans                 1.90%           1.88%           1.99%           1.90%           1.77%
===================================================================================================================================

The following table presents an allocation of the Company's allowance for loan losses, the percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated. This allocation is management's assessment of the risk characteristics of each of the component parts of the total loan portfolio outstanding and is subject to change. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30,                           2002                            2001                               2000
---------------------------------------------------------------------------------------------------------------------------------
                                                      PERCENT                          PERCENT                          PERCENT
                                                     OF LOANS                         OF LOANS                          OF LOANS
                                         PERCENT OF   IN EACH            PERCENT OF    IN EACH              PERCENT OF  IN EACH
                                          ALLOWANCE  CATEGORY             ALLOWANCE   CATEGORY              ALLOWANCE   CATEGORY
                                          TO TOTAL   TO TOTAL             TO TOTAL    TO TOTAL               TO TOTAL   TO TOTAL
( Dollars in thousands)         AMOUNT    ALLOWANCE    LOANS    AMOUNT    ALLOWANCE     LOANS      AMOUNT   ALLOWANCE    LOANS
---------------------------------------------------------------------------------------------------------------------------------
Allocation of allowance
 for loan losses:

Real estate loans:

    Residential mortgage      $  1,444        9.9%     39.2%  $  2,085       14.5%       42.8%   $  2,062      17.3%      37.9%
    Commercial mortgage          6,548       45.1%     39.0%     5,504       38.4%       35.3%      5,533      46.5%      38.9%
    Construction                   454        3.1%      2.3%       470        3.3%        2.2%        297       2.5%       1.2%

Commerical business loans        2,723       18.7%     15.4%     2,636       18.4%       14.3%      2,059      17.3%      16.0%

Home equity lines of credit        406        2.8%      1.9%       211        1.4%        0.9%        128       1.1%       0.8%

Other consumer loans               468        3.2%      2.2%     1,012        7.1%        4.5%        685       5.8%       5.2%

Unallocated                      2,495       17.2%               2,415       16.9%                  1,127       9.5%
---------------------------------------------------------------------------------------------------------------------------------
         Total                $ 14,538      100.0%    100.0%  $ 14,333      100.0%      100.0%   $ 11,891     100.0%     100.0%
=================================================================================================================================





-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
AT SEPTEMBER 30,                           1999                             1998
-------------------------------------------------------------------------------------------------
                                                      PERCENT                           PERCENT
                                                      OF LOANS                          OF LOANS
                                         PERCENT OF   IN EACH             PERCENT OF    IN EACH
                                          ALLOWANCE   CATEGORY            ALLOWANCE     CATEGORY
                                          TO TOTAL    TO TOTAL             TO TOTAL     TO TOTAL
( Dollars in thousands)         AMOUNT    ALLOWANCE    LOANS     AMOUNT   ALLOWANCE      LOANS
-------------------------------------------------------------------------------------------------
Allocation of allowance
 for loan losses:

Real estate loans:

    Residential mortgage      $  1,967       18.2%      39.1%   $1,316        15.9%        43.4%
    Commercial mortgage          5,379       50.0%      38.2%    3,964        48.0%        35.7%
    Construction                    95        0.9%       2.4%      131         1.6%         2.2%

Commerical business loans        1,716       15.9%      12.7%    1,503        18.2%         9.7%

Home equity lines of credit        117        1.1%       1.2%      125         1.5%         1.8%

Other consumer loans               534        5.0%       6.4%      394         4.8%         7.2%

Unallocated                        956        8.9%                 827        10.0%
-------------------------------------------------------------------------------------------------
         Total                $ 10,764      100.0%     100.0%   $8,260       100.0%       100.0%
=================================================================================================

SECURITIES

The Company securities portfolio is comprised of securities available for sale and securities held to maturity. At September 30, 2002, the Company had $394.1 million, or 30.6% of total assets, in securities available for sale and $883 thousand, or less than 0.1% of total assets, in securities held to maturity. The portfolios consist primarily of U.S. government securities and agency obligations, corporate debt securities, municipal securities, mortgage-backed securities, mutual funds and equity securities. Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, then they are classified as securities held to maturity and are carried at amortized cost. Securities if any, that are identified as trading account assets for resale over a short period are stated at fair value with unrealized gains and losses reflected in current earnings. All other debt and equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, as a separate component of equity. At September 30, 2002, the Company did not hold any securities considered to be trading securities. As a member of the FHLB of New York, the Company is also required to hold FHLB stock, which is carried at cost because the FHLB stock is not transferable and may only be redeemed by the FHLB. At September 30, 2002, the Company did not hold the securities of any one issuer in an amount that exceeded 10% of the Company's equity, except for securities issued by the U.S. Government, or its agencies.

The Company's investment policy focuses investment decisions on maintaining a balance of high quality, diversified investments. In making its investments, the Company also considers optimal balance sheet structure, including repricing, liquidity, collateral for pledging purposes, and earnings. Investment decisions are made by the Company's Chief Financial Officer who has authority to purchase, sell or trade securities qualifying as eligible investments under applicable law and in conformity with the Company's investment policy. In addition, the Company's Vice President and Director of Municipal Finance is authorized to purchase municipal securities for the Commercial Bank's portfolio.

Under the Company's investment policy, securities eligible for the Company to purchase include: U.S. Treasury obligations, securitized loans from the Company's loan portfolio, municipal securities, certain corporate obligations, equity mutual funds, common stock, preferred stock, convertible preferred stock, convertible notes and bonds, U.S. governmental agency or agency-sponsored obligations, collateralized mortgage obligations and REMICs, banker's acceptances and commercial paper, certificates of deposit and federal funds.

The following table presents the composition of the Company's securities available for sale and securities held to maturity in dollar amounts and percentages at the dates indicated.

----------------------------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30,                                               2002                      2001                       2000
----------------------------------------------------------------------------------------------------------------------------------
                                                      CARRYING       PERCENT     CARRYING      PERCENT      CARRYING      PERCENT
(Dollars in thousands)                                  VALUE        OF TOTAL     VALUE        OF TOTAL      VALUE        OF TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Securities available for sale (at fair value):
U.S. Government securities and agency obligations     $146,313        37.1%      $ 60,463        24.3%      $161,184       60.4%
Obligations of states and political subdivisions       143,989        36.5%        87,308        35.1%        80,359       30.1%
Mortgage-backed securities                              47,471        12.1%        50,312        20.3%         2,149        0.8%
Corporate debt securities                               25,274         6.4%        13,639         5.5%        12,345        4.7%
Mutual funds and marketable equity securities           25,717         6.5%        28,669        11.5%         1,865        0.7%
Non-marketable equity securities                         5,303         1.4%         8,078         3.3%         8,848        3.3%
----------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                    394,067       100.0%       248,469       100.0%       266,750      100.0%
----------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity (at amortized cost)
    Mortgage-backed securities                             883       100.0%         1,130        53.1%         1,301       56.6%
    Corporate and other debt securities                     --         0.0%         1,000        46.9%         1,000       43.4%
----------------------------------------------------------------------------------------------------------------------------------
Total  securities held to maturity                         883       100.0%         2,130       100.0%         2,301      100.0%
----------------------------------------------------------------------------------------------------------------------------------
Total securities portfolio                            $394,950                   $250,599                   $269,051
==================================================================================================================================

The following table presents information regarding the amortized cost, weighted average yields and contractual maturities of the Company's securities available for sale and securities held to maturity debt portfolios (excludes mutual fund shares and equities) as of September 30, 2002. Weighted average yields are based on amortized cost.

-----------------------------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                         MORE THAN ONE YEAR TO   MORE THAN FIVE YEARS TO
                                   ONE YEAR OR LESS            FIVE YEARS               TEN YEARS           MORE THAN TEN YEARS
-----------------------------------------------------------------------------------------------------------------------------------
                                             WEIGHTED                   WEIGHTED                 WEIGHTED                 WEIGHTED
                                 AMORTIZED    AVERAGE     AMORTIZED      AVERAGE     AMORTIZED    AVERAGE     AMORTIZED    AVERAGE
(Dollars in thousands)             COST        YIELD         COST         YIELD        COST        YIELD        COST        YIELD
-----------------------------------------------------------------------------------------------------------------------------------
Securities available for sale :
   U.S. Government securities
      and agency obligations     $ 124,953        1.50%     $ 20,118       4.89%     $     --                 $     --
   Obligations of states and
      political subdivisions       100,443        3.17%       34,315       4.54%        7,609       7.03%          266       6.94%
   Mortgage-backed securities           80        6.82%          587       7.11%        3,179       7.12%       41,342       6.08%
   Corporate debt securities            --                    22,832       4.62%        2,300       5.15%           --
-----------------------------------------------------------------------------------------------------------------------------------
Total available for sale         $ 225,476        2.25%     $ 77,852       4.67%     $ 13,088       6.56%     $ 41,608       6.09%
-----------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
   Mortgage-backed securities           --                        28       7.50%          563       8.73%          292       7.27%
-----------------------------------------------------------------------------------------------------------------------------------
Total  securities                $      --                  $     28       7.50%     $    563       8.73%     $    292       7.27%
===================================================================================================================================

---------------------------------------------------------
AT SEPTEMBER 30, 2002
---------------------------------------------------------

                                          TOTAL
---------------------------------------------------------
                                                  WEIGHTED
                                 AMORTIZED        AVERAGE
(Dollars in thousands)             COST            YIELD
---------------------------------------------------------
Securities available for sale:
   U.S. Government securities
      and agency obligations      $ 145,071        1.97%
   Obligations of states and
      political subdivisions        142,633        3.64%
   Mortgage-backed securities        45,188        6.17%
   Corporate debt securities         25,132        4.48%
---------------------------------------------------------
Total available for sale          $ 358,024        3.34%
---------------------------------------------------------
Securities held to maturity:
   Mortgage-backed securities           883        8.21%
---------------------------------------------------------
Total  securities                 $     883        8.21%
=========================================================


(1) Weighted average yields are presented on a tax equivalent basis, using an assumed Federal tax rate of 34%.

The following is a more detailed discussion of the Company's securities available for sale and securities held to maturity portfolios:

U.S GOVERNMENT SECURITIES AND AGENCY OBLIGATIONS. The Company invests in U.S. Treasury securities, debt securities and mortgage-backed securities issued by government agencies and government sponsored agencies such as Fannie Mae, the FHLBs, the Government National Mortgage Association ("Ginnie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). At September 30, 2002, the Company held, as available for sale, $20.1 million of non-government guaranteed bonds issued by the FHLBs, Freddie Mac and Fannie Mae. These securities had an average yield of 4.89% and all of these securities were rated "AAA." The Company's investment policy does not limit the amount of U.S. government and agency obligations that, the Company can be hold.

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS. At September 30, 2002, $138.5 million of the Company's securities consisted of tax-exempt municipal bonds and notes, all of which were classified as available for sale. Of that total, $79.1 million were invested in general obligations of jurisdictions in the State of New York representing relationship investments in municipalities, including counties, cities, school districts, towns, villages and fire districts. In addition, the Company held $59.4 million in bonds of various municipalities throughout the United States. The Company also held $4.1 million of taxable municipal bonds of municipalities within New York State. The Company's municipal securities have a weighted average maturity of just over one-year and a taxable equivalent yield of 3.64% at September 30, 2002. Interest earned on municipal bonds is exempt from Federal income taxes and, for issues in the State of New York, a portion is excludable from state income taxes. The Company's investment policy limits the amount of municipal securities it may hold to 25.0% of the Company's total assets, or approximately $322.2 million at September 30, 2002, however, the Company continuously monitors its tax-exempt portfolio to avoid being subject to the alternative minimum tax.

CORPORATE DEBT SECURITIES. The Company's corporate debt securities portfolio at September 30, 2002 totaled $25.1 million and consisted of general corporate obligations and an asset-backed security. All of the Company's corporate debt securities at September 30, 2002, were rated single "A" or higher by at least one of the rating agencies, and all were classified as available for sale. The Company's investment policy limits the amount of corporate debt securities to 25.0% of the Company's total assets or approximately $322.2 million at September 30, 2002.

MUTUAL FUNDS AND EQUITY SECURITIES. At September 30, 2002, the Company's mutual funds and equity securities portfolio totaled $30.1 million, all of which were classified as available for sale. The largest investment in one issuer was $20.8 million in a Federated Adjustable Rate Securities Fund and $5.2 million in FHLB of New York stock which the Company is required to hold as a member. At September 30, 2002, the Company also had $1.9 million invested in common stocks, primarily shares of publicly traded financial institutions, and an additional $2.2 million of preferred stocks of nationally recognized corporations.

SOURCES OF FUNDS

The Company's lending and securities activities are primarily funded by deposits, repayments and prepayments of loans and securities, proceeds from the sale of loans and securities, proceeds from maturing securities and cash flows from operations. In addition, the Company borrows from the FHLB of New York to fund its operations.

DEPOSITS. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposit accounts consist of interest bearing checking, non-interest bearing checking and business checking, regular savings, money market savings and time deposit accounts. The maturities of the Company's time deposit accounts range from three months to five years. In addition, the Company offers IRAs and Keogh accounts. To enhance its deposit products and increase its market share, the Company offers overdraft protection and direct deposit for its retail banking customers and cash management services for its business customers. In addition, the Company offers a low-cost interest bearing checking account service to its customers over 55 years of age. The Company's ALCO Committee sets the rates for all deposit products.

At September 30, 2002, the Company's deposits totaled $883.0 million or 68.5% of total assets. At September 30, 2002, the balance of core deposits, which is defined to include NOW accounts, money market accounts, savings accounts and non-interest bearing checking accounts, totaled $586.0 million, or 66.4% of total deposits and represented 45.4% of total assets. At September 30, 2002, the Company had a total of $297.0 million in time deposit accounts, or 33.6% of total deposits. Time deposits of $238.6 million or 80.4% of total time deposits mature in one year, or less.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The Company's deposits are obtained primarily from the eight counties in which the Company's branches are located. The Company relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships to attract and retain these deposits, although market interest rates and rates offered by competing financial institutions affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including local radio and print media, and does not solicit deposits from outside its market area. During fiscal 2002, the Company did not use brokers to obtain deposits, and at September 30, 2002, the Company had no brokered deposits. However, the Company may, from time to time, consider these funding opportunities.

In fiscal 2002, the Commercial Bank increased its municipal deposits $60.5 million. The Company expects the Commercial Bank to continue providing an alternative source of funding through the generation of municipal deposits.

At September 30, 2002, the Company had $297.0 million in time deposit accounts, with the following maturities:

     ------------------------------------------------------------------------
                                                                 WEIGHTED
                 MATURITY PERIOD                     AMOUNT    AVERAGE RATE
     ------------------------------------------------------------------------
     (Dollars in thousands)
     TIME DEPOSITS LESS THAN $100,000:
          Three months or less                       $ 63,382       2.93%
          Over three months through six months         64,881       2.78%
          Over six months through 12 months            57,315       2.95%
          Over 12 months                               51,670       4.02%
     ------------------------------------------------------------------------
               Total                                 $237,248       3.13%
     ========================================================================
     TIME DEPOSITS MORE THAN $100,000:
          Three months or less                       $ 28,813       2.37%
          Over three months through six months         10,491       2.38%
          Over six months through 12 months            13,767       2.96%
          Over 12 months                                6,650       4.10%
     ------------------------------------------------------------------------
               Total                                 $ 59,721       2.70%
     ========================================================================
               Total                                 $296,969       3.05%
     ========================================================================

BORROWINGS. The principal source of the Company's borrowings is through the FHLB and repurchase agreements. The FHLB system functions in a reserve credit capacity for member savings associations and certain other home financing institutions. The Company uses FHLB advances as an alternative funding source to fund its lending activities when it determines that it can profitably invest the borrowed funds over their term. At September 30, 2002, the Company had long-term borrowings of $75.0 million and no outstanding FHLB short-term advances. Long-term fixed rate borrowings totaled $65.0 million, with a weighted average interest rate of 4.51% and a weighted average term of 3.2 years. The Company also had $10.0 of long-term borrowings, which adjust monthly at a spread over thirty-day Libor. In addition, the Company had $12.5 million of non-recourse mortgage debt associated with the real estate joint venture established in May 2002. The mortgage debt had an original term of 30 years at a fixed rate of 7.48% and at September 30, 2002, has approximately 26 years remaining.

At September 30, 2002, the Company had $134.9 million of borrowed funds in the form of securities sold under agreements to repurchase, with a weighted average interest rate of 2.16%. All securities repurchase agreements at September 30, 2002 mature within thirty days, except for $10.0 million of repurchase agreements with the FHLB, which mature in 2008.

TRUST SERVICES

The Trust Department offers a full range of services, including living trusts, executor services, testamentary trusts, employee benefit plan management, custody services and investment management, primarily to individuals, corporations, unions and other institutions. The Trust Department has retained the services of two independent investment services firms to provide investment research. A Trust Committee that consists of the Vice President Trust & Investment Officer and the President, as well as four members of the Company's Board of Directors who rotate committee membership on a semi-annual basis, oversees operations of the Trust Department. The Trust Department markets its services through its trust officers, who call on the Company's existing customers, referrals from attorneys and accountants, the Company's CSSRs and branch managers who cross-sell the Trust Department's services and free seminars open to the public. As of September 30, 2002, the Trust Department managed over $351.5 million of assets, which includes $110.9 million over which the Trust Department has discretionary investment authority. The Trust Department's fee income, which totaled $753 thousand for the year ended September 30, 2002, supplements the Company's rate-sensitive interest income.

SAVINGS BANK LIFE INSURANCE

The Company offers a wide variety of low-cost insurance policies, including whole life, single premium life, senior life and children's term, to its customers who live or work in the State of New York. Management believes that offering insurance is beneficial to the Company's relationship with its customers. The Company receives commission income from the sale and the renewal of life insurance policies.

SUBSIDIARY ACTIVITIES

The following are descriptions of the Savings Bank's wholly owned subsidiaries, which are indirectly owned by Troy Financial.

TROY FINANCIAL INVESTMENT SERVICES GROUP. Troy Financial Investment Services Group, ("TFISG"), which was incorporated in May 1989, is the Savings Bank's wholly owned full-service brokerage firm, offering a complete range of investment products, including mutual funds, debt, equity and government securities, on a fee-per-transaction basis. TFISG's goal is to market its products and services to the Company's existing customers who seek alternatives to traditional financial institution savings products. TFISG has six full time employees who monitor the Company's branches to facilitate referrals from the CSSRs and branch managers, as well as a manager and two sales support staff who assist customers with investment decisions and trading. At September 30, 2002, TFISG managed approximately $83.7 million of customer assets. TFISG is a member of the National Association of Securities Dealers and is insured by the Securities Insurance Protection Corporation.

FAMILY MORTGAGE BANKING CO., INC. FMBC, which was incorporated in April 1987, is the Savings Bank's wholly owned mortgage-banking subsidiary. The Company originates the majority of its residential real estate and residential construction loans through applications received from commissioned employees of FMBC.

INVESTMENT IN REAL ESTATE PARTNERSHIPS. As an extension of the Company's commercial real estate lending activity, the Company, through its subsidiaries, has invested in two joint ventures as of September 30, 2002. The Company, through TSB Real Property, Inc., has a 50% interest in B.A. Park Group, LLC ("B.A Park"). The carrying amount of the Company's investment at September 30, 2002 was $2.2 million. B.A. Park owns land and office buildings within an office park. The office park is a suburban Class "A" complex containing approximately
1.2 million sq.ft. The park is 96% occupied and its tenant mix includes large, publicly traded companies as well as regional and local businesses. B.A. Park owns three office buildings with an additional building under construction. B.A. Park owns additional land sufficient to build at least one more office building. The Company, through TSB Real Property, Inc., is obligated to invest an additional $325,000 upon completion of each new office building; as mentioned, one building is under construction with completion likely in late spring 2003. The last building to be constructed by B.A. Park is to be larger, approximately 100,000-sq. ft., with a start date yet to be determined.

The Company, through its subsidiary 32 Second Street Corp., invested $5.8 million for a 90% percent ownership interest in Altamont Avenue Associates. Altamont Avenue Associates owns a 209,603 sq.ft. neighborhood shopping center anchored by a Hannaford Brothers supermarket. At September 30, 2002, the center was 89% occupied. The tenant mix includes some national companies as well as many smaller locally owned businesses. The center is fully developed so no additional equity investment by the Company is anticipated.

TROY REALTY FUNDING CORP. Troy Realty Funding Corp. ("TRFC") is a real estate investment trust formed in 1999. The Savings Bank funded TRFC with approximately $97 million in commercial real estate mortgages. The interest income earned on those mortgages and any other earning assets, net of expenses, is distributed to the Savings Bank in the form of dividends.

OTHER SUBSIDIARIES. The Savings Bank has nine other wholly owned subsidiaries. The Family Advertising Co. is an inactive advertising agency. T.S. Capital Corp. is licensed by the Small Business Administration as a Small Business Investment Company in order to offer small business loans and make equity investments in small businesses. The Family Insurance Agency, Inc. is an insurance agency that offers a full range of life and health insurance products, as well as taxed-deferred annuities. Catskill Financial Services Inc. is an inactive insurance agency. T.S. Real Property Inc., Troy SB Real Estate Co., Camel Hill Corporation, 507 Heights and Realty Umbrella, Ltd. are all related to the management of, or investment in, the Company's foreclosed or purchased real estate.

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

The Company's competition for loans comes principally from savings banks, commercial banks, mortgage banks, credit unions, finance companies and other institutional lenders, many of whom maintain offices in the Company's market area. The Company's principal strategy to address this competition includes providing competitive loan and deposit pricing, personalized customer service, access to senior management of the Company and continuity of banking relationships.

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

Troy Financial is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of tier 1 capital to total assets of 4.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The

Federal Reserve's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. As of September 30, 2002, Troy Financial's ratio of tier 1 capital to total assets was 10.98%, its ratio of tier 1 capital to risk-weighted assets was 16.45%, and its ratio of qualifying total capital to risk-weighted assets was 17.72%.

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

The Federal Reserve is empowered to initiate cease and desist proceedings and other supervisory actions for violations of the Bank Holding Company Act or the Federal Reserve's regulations, orders or notices issued thereunder. Federal Reserve approval is required if Troy Financial seeks to acquire direct or indirect ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, Troy Financial would own or control, directly or indirectly, 5% or more of any class of the voting shares of the bank or bank holding company. Federal Reserve approval also must be obtained for Troy Financial to acquire all or substantially all the assets of a bank or merge or consolidate with another bank holding company. These provisions also would apply to a bank holding company that sought to acquire 5% or more of the common stock of or to merge or consolidate with Troy Financial.

Bank holding companies like Troy Financial are currently prohibited from engaging in activities other than banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve regulations contain a list of permissible non-banking activities, that are closely related to banking or managing or controlling banks and the Federal Reserve has identified a limited number of additional activities by order. These activities include lending activities, certain data processing activities, and securities brokerage and investment advisory services, trust activities and leasing activities. A bank holding company must file an application or a notice with the Federal Reserve prior to acquiring more than 5% of the voting shares of a company engaged in such activities. A bank holding company that is well capitalized and well managed and meets other conditions may provide notice after making the acquisition.

On November 12, 1999, President Clinton signed legislation to reform the U.S. banking laws, including the Bank Holding Company Act. The changes made to the Bank Holding Company Act by this legislation, referred to as the Gramm-Leach-Bliley Act, amended the Bank Holding Company Act and expanded the permissible activities of bank holding companies under certain circumstances. In order to take advantage of the new authority, a bank holding company must elect to be treated as a financial holding company and its depository institution subsidiaries must be well capitalized and well managed and have at least a satisfactory record of performance under the Community Reinvestment Act. Financial holding companies that meet certain conditions are now permitted to, or may engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The legislation identifies certain activities that are deemed to be financial in nature, including non-banking activities currently permissible for bank holding companies to engage in both within and outside the United States, as well as insurance and securities underwriting and merchant banking activities. The Federal Reserve is authorized under the legislation to identify additional activities that are permissible financial activities, but only after consultation with the Department of the Treasury. No prior notice to the Federal Reserve would be required to acquire a company engaged in these activities or to commence these activities directly or indirectly through a subsidiary.

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

BANK REGULATION

The Banks are New York State-chartered institutions, and their deposit accounts are insured up to applicable limits by the FDIC under the Bank Insurance Fund ("BIF"). The Banks are subject to extensive regulation by the NYSBD as their chartering agency, and by the FDIC as their deposit insurer. The Banks must file reports with the NYSBD and the FDIC concerning their activities and financial condition, and they must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The NYSBD and the FDIC conduct periodic examinations to assess the Banks' compliance with various regulatory requirements. This regulation and supervision is intended primarily for the protection of the deposit insurance funds and depositors. The regulatory authorities have extensive discretion in connection with the exercise of their supervisory and enforcement activities, including the setting of policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The Banks derive their lending, investment and other powers primarily from the applicable provisions of the New York Banking Law and the regulations adopted thereunder. Under these laws and regulations, the Savings Bank may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. It also may exercise trust powers upon approval of the NYSBD. The Commercial Bank currently limits its activities to accepting municipal deposits and acquiring primarily municipal and other securities.

Under the New York Banking Law, neither Bank is permitted to declare, credit or pay any dividends if its capital stock is impaired or would be impaired as a result of the dividend. In addition, the New York Banking Law provides that neither Bank can declare and pay dividends in any calendar year in excess of its "net profits" for such year combined with its "retained net profits" of the two preceding years, less any required transfer to surplus or a fund for the retirement of preferred stock, without prior regulatory approval.

The Banks are subject to minimum capital requirements imposed by the FDIC that are substantially similar to the capital requirements imposed on Troy Financial. The FDIC regulations require that each Bank maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, each Bank must maintain a ratio of tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on the Banks' CAMELS composite examination rating. As a recently chartered bank, the Commercial Bank must maintain a leverage ratio of at least 8% during its first three years of operations. At September 30, 2002, the Savings Bank's ratio of Tier 1 capital to risk-weighted assets was 8.69%, its ratio of tier 1 capital to risk-weighted assets was 12.39%, and its ratio of tier 1 capital to average total assets was 13.65%. At September 30, 2002, the Commercial Bank's ratio of Tier 1 capital to risk-weighted assets was 13.22%, and its ratio of tier 1 capital to risk-weighted assets was 53.09%, as was its ratio of tier 1 capital to average total assets. Capital requirements higher than the generally applicable minimum requirements may be established for a particular bank if the FDIC determines that a bank's capital is, or may become, inadequate in view of its particular circumstances. Failure to meet capital guidelines could subject a bank to a variety of enforcement actions, including actions under the FDIC's prompt corrective action regulations.

State banks are limited in their investments and the activities they may engage in as principal to those permissible under applicable state law and that are permissible for national banks and their subsidiaries, unless such investments and activities are specifically permitted by the Federal Deposit Insurance Act or the FDIC determines that such activity or investment would pose no significant risk to the BIF. The FDIC has by regulation determined that certain real estate investment and securities underwriting activities do not present a significant risk to the BIF provided they are conducted in accordance with the regulations. Provisions of the Gramm-Leach-Bliley Act which became effective on March 11, 2000, expanded the permissible activities of national banks to include the activities noted above that are permissible for bank holding companies, as noted above, other than insurance underwriting, merchant banking and real estate development or investment activities.

The FDIC, as well as and the NYSBD has had extensive enforcement authority over insured savings and commercial banks. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

The Banks are subject to quarterly payments on semiannual insurance premium assessments for its their FDIC deposit insurance. The FDIC implements a risk-based deposit insurance assessment system. Deposit insurance assessment rates currently are within a range of $0.00 to $0.27 per $100 of insured deposits, depending on the assessment risk classification assigned to each institution. Under current FDIC assessment guidelines, the Banks do not pay any insurance assessment. However, the deposit insurance assessments are subject to change based on the level of reserves in the BIF, and the current system for assigning assessment risk classifications to insured depository institutions is under review by the FDIC. The Banks are subject to separate assessments to repay bonds ("FICO bonds") issued in the late 1980's to recapitalize the former Federal Savings and Loan Insurance Corporation. The annual rate for the payments on the FICO bonds for the quarter beginning October 1, 2002 is 1.68 basis points of BIF-assessable deposits for both of the Banks.

Transactions between the Banks and any of their affiliates (including Troy Financial) are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of a bank for purposes of Sections 23A and 23B unless it engages in activities not permissible for a national bank to engage in directly. Generally, Sections 23A and 23B (i) limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans to an affiliate, the purchase of or investment in securities issued by an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee for the benefit of an affiliate, and similar transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies. The Banks are also are restricted in the loans they may make to their executive officers, and directors, the executive officers and directors of Troy Financial, any owner of 10% or more of their stock or the stock of Troy Financial, and certain entities affiliated with any such person.

On October 31, 2002, the Federal Reserve issued a new regulation, Regulation W, effective April 1, 2003, that comprehensively implements sections 23A and 23B of the Federal Reserve Act, which are intended to protect insured depository institutions from suffering losses arising from transactions with affiliates. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

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

Under the FDIC's prompt corrective action regulations, an insured institutions will be is considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specified capital level for any capital measure), (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite CAMELS 1 has the highest composite examination rating in its most recent report of examination and is not experiencing or anticipating significant growth), (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, or a Tier 1 risk-based ratio of less than 4% and a leverage ratio that is less than 4% (3% if the institution is rated composite CAMELS 1 has the highest composite examination rating in its most recent report of examination and is not experiencing or anticipating significant growth), (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3%, and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. Under certain circumstances, the FDIC can reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 2001, each Bank was classified as a "well capitalized" institution.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency, which would be the FDIC for the Banks would be the FDIC. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC may take any other action that it determines will better carry out the purpose of prompt corrective action initiatives.

At September 30, 2002, each Bank was "well capitalized" under the FDIC's criteria.

Neither Bank is permitted to pay a dividend if, as the result of the payment, it would become undercapitalized, as defined in under the FDIC's prompt corrective action regulations of the FDIC. In addition, if a Bank were to become "undercapitalized" under these regulations, payment of dividends by the Bank would be prohibited without the prior approval of the FDIC. Either Bank also could be made subject to these dividend restrictions if the FDIC determines that the Bank was in an unsafe or unsound condition or was engaging in an unsafe or unsound practice.

Under Federal Reserve regulations, the Banks are required to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations require that reserves of 3% must be maintained against aggregate transaction accounts up to $47.8 million or less (subject to adjustment by the Federal Reserve). Reserves of and 10% (subject to adjustment by the Federal Reserve between 8% and 14%) must be maintained against that portion of total aggregate transaction accounts in excess of $47.8 million. The first $4.9 million of otherwise reservable balances (subject to adjustment by the Federal Reserve) are exempted from the reserve requirements. The Banks are in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Banks' interest-earning assets.

The Savings Bank is a member of the FHLB System. The FHLB System consists of 12 regional Federal Home Loan Banks and provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB of New York in an amount equal to the greater of; 1.0% of the aggregate unpaid principal amount of its residential mortgage loans at the beginning of each year, 5.0% of its advances from the FHLB of New York advances outstanding, or 0.3% of its total assets. At September 30, 2002, the Savings Bank was in compliance with this requirement and owned $5.2 million of FHLB of New York common stock.

Advances from the FHLB of New York are secured by a member's shares of stock in the capital stock of the FHLB of New York and certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity and cost of funds to the FHLB of New York. As of September 30, 2002, the limit on the Savings Bank's borrowings was 25% of total assets, or approximately $299.8 million, and the Savings Bank had $85.0 million of outstanding advances from the FHLB of New York.

Under the Gramm-Leach-Bliley Act, all financial institutions, including the Company and the Banks, are required to establish policies and procedures to protect customer data. The Company and the Banks do not sell personal information to anyone. By law, the Company is permitted to share experience, transaction and other personal data such as information obtained from applications or credit reporting agencies with its affiliates and other third parties to allow them to provide products and services of interest to its customers. The customer, however, has the option to direct the Company not to share such personal information except that which is permitted by law.

As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act"), Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLAFATA"). IMLAFATA amended the Bank Secrecy Act and adopted certain additional measures that increase the obligation of financial institutions, including the Banks, to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Secretary of the Treasury has adopted several regulations to implement these provisions. The Banks also are barred from dealing with foreign "shell" banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited. IMLAFATA also amended the Bank Holding Company Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application to expand operations. The Company has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.

EMPLOYEES

At September 30, 2002, the Company had 283 full-time employees and 33 part-time employees. The Company's employees are not presently represented by any collective bargaining group.

ITEM 2. PROPERTIES

The Company currently conducts its business through 21 full-service banking offices. The following table sets forth-certain information on the Company's offices as of September 30, 2002:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   NET BOOK VALUE
                                                                                                                   OF PROPERTY OR
                                                                                                                     LEASEHOLD
                                                                                    DATE OF       ORIGINAL        IMPROVEMENTS AT
                                                                      LEASED OR      LEASE      YEAR LEASED      SEPTEMBER 30, 2002
              LOCATION                         ADDRESS                  OWNED      EXPIRATION   OR ACQUIRED        (In thousands)
-----------------------------------------------------------------------------------------------------------------------------------
HEADQUARTERS:                         32 Second Street                  Owned         N/A           1871
  Main Office                         Troy, NY  12180                                                                        $3,893
-----------------------------------------------------------------------------------------------------------------------------------
OPERATIONS CENTER                     433 River St.                    Leased       8/31/04         1993                        313
                                      Troy, NY  12180
-----------------------------------------------------------------------------------------------------------------------------------
TRUST SERVICES                        50 Second Street                  Owned         N/A           1989                        213
                                      Troy, NY  12180
-----------------------------------------------------------------------------------------------------------------------------------
BRANCH OFFICES:
   Hudson Valley Plaza                75 Vandenburgh Avenue            Leased       12/31/05        1983                         12
                                      Troy, NY 12180
-----------------------------------------------------------------------------------------------------------------------------------
   East Greenbush                     615 Columbia Pike                 Owned         N/A           1969                        256
                                      East Greenbush, NY  12061
-----------------------------------------------------------------------------------------------------------------------------------
   Albany                             120 State Street                  Owned         N/A           1995                      1,596
                                      Albany, NY 12207
-----------------------------------------------------------------------------------------------------------------------------------
   Watervliet                         1601 Broadway                    Leased        3/1/03         1983                         16
                                      Watervliet, NY 12189
-----------------------------------------------------------------------------------------------------------------------------------
   Latham                             545 Troy-Schenectady Rd          Leased       6/30/04         1989                        343
                                      Latham, NY 12110
-----------------------------------------------------------------------------------------------------------------------------------
   Colonie                            103 Wolf Road                    Leased       3/31/07         1994                         17
                                      Colonie, NY 12205
-----------------------------------------------------------------------------------------------------------------------------------
   Guilderland                        1704 Western Avenue              Leased        6/9/07         1997                        258
                                      Guilderland, NY 12203
-----------------------------------------------------------------------------------------------------------------------------------
   Schenectady                        1626 Union Street                 Owned         N/A           1987                        217
                                      Schenectady, NY 12309
-----------------------------------------------------------------------------------------------------------------------------------
   Clifton Park/Halfmoon              2 Tower Way                       Owned         N/A           1999                      1,042
                                      Clifton Park, NY 12065
-----------------------------------------------------------------------------------------------------------------------------------
   Quaker Road                        44 Quaker Road                    Owned         N/A           1995                      1,575
                                      Queensbury, NY 12804
-----------------------------------------------------------------------------------------------------------------------------------
   Queensbury                         739 Upper Glen Street            Leased       9/30/04         1979                         63
                                      Queensbury, NY 12804
-----------------------------------------------------------------------------------------------------------------------------------
   Whitehall                          184 Broadway                      Owned         N/A           1971                        215
                                      Whitehall, NY 12887
-----------------------------------------------------------------------------------------------------------------------------------
   Wyantskill                         86 Main Avenue                    Owned         N/A           1999                      1,251
                                      Wynantskill, NY 12198
-----------------------------------------------------------------------------------------------------------------------------------
   Catskill                           341 Main Street                   Owned         N/A           2000                        733
                                      Catskill, NY 12414
-----------------------------------------------------------------------------------------------------------------------------------
   Greenville                         Route 32 Bryant's Super
                                      Market                           Leased       04/13/13        2000                        165
                                      Greenville, NY  12083
-----------------------------------------------------------------------------------------------------------------------------------
   Middleburgh                        Route 30 & Mill Lane              Owned         N/A           2000                        473
                                      Middleburgh, NY  12122
-----------------------------------------------------------------------------------------------------------------------------------
   Oak Hill                           Route 145, P.O. Box D             Owned         N/A           2000                        381
                                      Oak Hill, NY  12460
-----------------------------------------------------------------------------------------------------------------------------------
   Ravena                             Route 9W, P.O. Box 397            Owned         N/A           2000                        386
                                      Ravena, NY  12143
-----------------------------------------------------------------------------------------------------------------------------------
   West Side                          245 West Bridge Street            Owned         N/A           2000                        595
                                      Catskill, NY  12414
-----------------------------------------------------------------------------------------------------------------------------------
   Windham                            Route 296, P.O. Box 1001          Owned         N/A           2000                        415
                                      Windham, NY  12496
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

There is no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Troy Financial or any of its subsidiaries is a party or of which their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The common stock of Troy Financial Corporation ("Common Stock") is quoted on the Nasdaq Stock Market National Market Tier under the symbol "TRYF". The following table sets forth the high and low market prices for the Common Stock for the periods indicated (All per share amounts have been adjusted for the 5% stock dividend issued on March 29, 2002.)

      ------------------------------------------------------------------
                            HIGH          LOW        DIVIDEND
      ------------------------------------------------------------------

             2001
         1st quarter      $ 13.03      $ 11.07        $ .08
         2nd quarter        15.00        14.17          .08
         3rd quarter        18.57        14.05          .10
         4th quarter        21.81        16.72          .10

             2002
         1st quarter        25.20        20.44          .11
         2nd quarter        27.82        24.76          .11
         3rd quarter        30.25        24.36          .12
         4th quarter        30.00        25.75          .14
      ------------------------------------------------------------------

The closing price of the Common Stock on September 30, 2002 was $26.08. The approximate number of holders of record of the Company's Common Stock on December 24, 2002 was 3,918.

The following is a summary of the Company's Equity Compensation plans:

-------------------------------------------------------------------------------------------------------------------------
                                                                                                 NUMBER OF SECURITIES
                                                                                                 AVAILABLE FOR FUTURE
                                       NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE EXERCISE     ISSUANCE UNDER EQUITY
                                       BE ISSUED UPON EXERCISE       PRICE OF OUTSTANDING         COMPENSATION PLANS
                                       OF OUTSTANDING OPTIONS,      OPTIONS, WARRANTS AND       (EXCLUDING SECURITIES
           PLAN CATEGORY                 WARRANTS AND RIGHTS                RIGHTS             REFLECTED IN COLUMN(A))
-------------------------------------------------------------------------------------------------------------------------
                                                 (a)                         (b)                         (c)
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved                   992,419                      $10.61                     178,942
by security holders (1)
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not                             --                          --                          --
approved by security holders:
-------------------------------------------------------------------------------------------------------------------------
Total                                                992,419                      $10.61                     178,942
-------------------------------------------------------------------------------------------------------------------------

(1) Shares shown do not include the Company's restricted stock plan, which has granted, but unvested shares of 310,062 as of September 30, 2002. There are also 10,307 shares available for future issuance.

ITEM 6. SELECTED FINANCIAL DATA

The following summary financial and other information about the Company is derived from the Company's audited consolidated financial statements for each of the five fiscal years ended September 30, 2002:

-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30,                                2002           2001           2000           1999           1998
-------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA:

     Total assets                            $1,288,877     $1,161,578     $  922,028     $  915,096     $  716,649
     Loans receivable, net                      750,529        746,450        586,846        556,142        457,321
     Securities available for sale
       (fair value)                             394,067        248,469        266,750        280,871        197,758
     Securities held to maturity
       (amortized cost)                             883          2,130          2,301          2,534          3,483
     Deposits                                   882,968        808,518        555,972        563,373        578,202
     Borrowings                                 222,355        162,971        178,808        148,933         47,464
     Shareholders' equity                       157,854        164,746        167,278        180,439         71,029
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED SEPTEMBER 30,                                      2002          2001            2000          1999          1998
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except share and per share data)

SELECTED OPERATING DATA:
   Interest and dividend income                           $    65,991   $    71,213    $    57,506    $    51,802     $  48,030
     Interest expense                                          24,444        32,709         24,358         23,782        24,193
-------------------------------------------------------------------------------------------------------------------------------
       Net interest income                                     41,547        38,504         33,148         28,020        23,837
-------------------------------------------------------------------------------------------------------------------------------
     Provision for loan losses                                  1,166         1,498          2,563          3,250         4,050
-------------------------------------------------------------------------------------------------------------------------------
       Net interest income after
          provision for loan losses                            40,381        37,006         30,585         24,770        19,787
-------------------------------------------------------------------------------------------------------------------------------
     Non-interest income:
       Service charges on deposits                              1,920         1,611          1,076            892           858
       Net rental income from real estate partnerships            631            --             --             --            --
       Loan servicing fees                                        221           400            504            523           432
       Commissions from annuity sales                             761            67             --             --            --
       Trust service fees                                         753           839            704            665           459
       Net gains (losses) from securities transactions            151          (105)          (283)            17             8
       Net gains (losses) from mortgage loan sales                 96            68            (45)           245            76
       Other income                                             2,436         2,353          1,723            705           719
-------------------------------------------------------------------------------------------------------------------------------
          Total non-interest income                             6,969         5,233          3,679          3,047         2,552
-------------------------------------------------------------------------------------------------------------------------------
     Non-interest expenses:
       Compensation and employee benefits                      16,771        14,777         12,587         10,839        10,218
       Net occupancy                                            2,415         2,362          1,972          2,094         2,101
       Furniture, fixtures, and equipment                         931           949            802            728         1,080
       Computer charges                                         1,972         1,869          1,647          1,508         1,424
       Professional, legal and other fees                       1,028         1,242          1,222          1,205           924
       Printing, postage and telephone                          1,046           858            904            707           614
       Other real estate expenses (income), net                    22           121           (241)           781         1,087
       Goodwill and other intangibles amortization                 48         1,485             48             47            47
       Contributions                                               17           159            205          4,706         4,759
       Merger related integration costs                            --         1,972             --             --            --
       Other expenses                                           3,463         3,095          3,054          3,210         2,837
-------------------------------------------------------------------------------------------------------------------------------
          Total non-interest expenses                          27,713        28,889         22,200         25,825        25,091
-------------------------------------------------------------------------------------------------------------------------------
      Income (loss) before income tax expense
          (benefit)                                            19,637        13,350         12,064          1,992        (2,752)
      Income tax expense (benefit)                              6,438         4,276          3,454            (85)       (1,874)
-------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                     $    13,199   $     9,074    $     8,610    $     2,077     $    (878)
-------------------------------------------------------------------------------------------------------------------------------
SHARE AND PER SHARE DATA:(1)
   Basic earnings per share                               $      1.47   $      .95     $       .82            .31(2)         --
   Diluted earnings per share                                    1.38          .92             .81            .31(2)         --
   Book value per share                                         16.30        15.93           15.01          14.16            --
   Tangible book value per share                                13.07        12.91           14.97          14.12            --
   Market value at period end                                   26.08        20.13           11.19          10.30            --
-------------------------------------------------------------------------------------------------------------------------------
  Average shares outstanding, diluted                       9,569,314    9,885,522      10,569,906     12,102,446            --
-------------------------------------------------------------------------------------------------------------------------------

(1) All share and per share amounts have been adjusted for the 5% stock dividend issued on March 29, 2002.

(2) Earnings per share calculations do not include earnings prior to the initial public offering on March 31, 1999.

                                                   (Continued on following page)

------------------------------------------------------------------------------------------------------------------------------
AT OR FOR THE YEARS ENDED SEPTEMBER 30,                   2002           2001           2000            1999           1998
------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS AND OTHER DATA:
PERFORMANCE RATIOS:
  Return  on average assets                                 1.18%          .86%(1)       1.02%          0.26%(2)      (.13)%(3)
  Return  on average equity                                 8.09          5.43 (1)       5.02           1.57 (2)     (1.21) (3)
  Average equity to average total assets                   14.58         15.82          20.37          16.60         10.72
  Equity to total assets (period-end)                      12.25         14.18          18.14          19.72          9.91
  Average earning assets to average interest
      bearing liabilities                                 116.91        118.36         130.31         122.89        113.96
  Net interest spread (4)                                   3.89          3.57           3.46           3.17          3.32
  Net interest margin (5)                                   4.30          4.19           4.39           3.89          3.84
  Efficiency ratio (6)                                     54.79         62.90 (1)      57.83          77.57 (2)     87.44 (3)
  Operating expenses to average assets                      2.47          2.72 (1)       2.66           3.15 (2)      3.54 (3)
ASSET QUALITY RATIOS:
  Non-performing loans to total loans                        .27           .43           0.94           1.39          2.50
  Non-performing assets to total assets                      .19           .30           0.75           1.06          1.89
  Allowance for loan losses to total loans                  1.90          1.88           1.99           1.90          1.77
  Allowance for loan losses to non-performing
       loans                                              693.28        441.15         210.35         136.55         70.91
REGULATORY CAPITAL RATIOS (CONSOLIDATED):
  Leverage capital                                         10.98         12.28          19.88          21.21          9.89
  Tier I risk-based capital                                16.45         17.56          25.01          28.71         14.02
  Total risk-based capital                                 17.72         18.83          26.28          29.96         15.27
OTHER DATA:
  Full-service banking offices                                21            21             14             14            14
  Number of deposit accounts                              83,386        91,129         64,614         68,117        70,057
------------------------------------------------------------------------------------------------------------------------------

(1) Ratios include $2.0 million of pre-tax merger-related integration costs associated with the acquisition of Catskill Financial Corporation. Excluding these costs, return on average assets and average equity would have been .97% and 6.14%, respectively. Operating expenses to average assets would have been 2.54% and the efficiency ratio 58.59%.
(2) Ratios include the effect of the $4.1 million stock contribution to The Troy Savings Bank Community Foundation. Excluding these costs, return on average assets and average equity would have been .57% and 3.43%, respectively. Operating expenses to average assets would have been 2.64% and the efficiency ratio 64.92%.
(3) Ratios include the effect of the $4.5 million cash contribution to The Troy Savings Bank Charitable Foundation. Excluding these costs, return on average assets and average equity would have been .27% and 2.49%, respectively. Operating expenses to average assets would have been 2.88% and the efficiency ratio 71.22%.
(4) Net interest spread represents the difference between the tax equivalent yield on average earning assets and the rate on average interest-bearing liabilities.
(5) Net interest margin represents tax-equivalent net interest income as a percentage of average earning assets.
(6) The efficiency ratio represents non-interest expenses less other real estate owned expense (income), divided by the sum of net interest income on a tax equivalent basis and non-interest income, excluding securities gains and losses.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED                        SEPT 30,   JUNE 30,  MARCH 31,  DEC 31,   SEPT 30,   JUNE 30,  MARCH 31,  DEC 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)      2002       2002      2002       2001      2001       2001      2001       2000
----------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME             $ 16,106   $ 16,259  $ 16,535   $ 17,091  $ 17,642   $ 18,118  $ 18,384   $ 17,069
INTEREST EXPENSE                            5,714      5,882     5,983      6,865     7,744      8,314     8,637      8,014
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                        10,392     10,377    10,552     10,226     9,898      9,804     9,747      9,055
----------------------------------------------------------------------------------------------------------------------------
PROVISION FOR LOAN LOSSES                     190        290       320        366       366        366       400        366
TOTAL NON-INTEREST INCOME                   1,921      2,036     1,518      1,494     1,391      1,435     1,275      1,132
TOTAL NON-INTEREST EXPENSES (1)             6,985      7,074     6,901      6,753     6,867      6,979     6,823      8,220
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE            5,138      5,049     4,849      4,601     4,056      3,894     3,799      1,601
INCOME TAX EXPENSE                          1,687      1,646     1,603      1,502     1,388      1,272     1,249        367
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                               $  3,451   $  3,403  $  3,246   $  3,099  $  2,668   $  2,622  $  2,550   $  1,234
----------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE (2)             $   0.39   $   0.38  $   0.36   $   0.34  $   0.29   $   0.28  $   0.26   $   0.13
DILUTED EARNINGS PER SHARE (2)               0.37       0.36      0.34       0.32      0.27       0.27      0.26       0.12
----------------------------------------------------------------------------------------------------------------------------

(1) Non-interest expenses for the three-months ended December 31, 2000, include $2.0 million of merger-related integration costs associated with the acquisition of Catskill Financial Corporation, or $1.2 million after-tax and $.12 per diluted share.

(2) All per share data has been adjusted for the 5% stock dividend issued on March 29, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference from Troy Financial's 2002 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The required information is incorporated herein by reference from Troy Financial's 2002 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required information is incorporated herein by reference from Troy Financial's 2002 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required is incorporated herein by reference from Troy Financial's definitive Proxy Statement for its annual meeting of shareholders to be held on February 13, 2003 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days of Troy Financial's 2002 fiscal year end.

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

ITEM 14. CONTROLS AND PROCEDURES

(a) The Company's management, including the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

(b) There were no significant changes made in the Company's internal controls or in other factors that that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) The following consolidated financial statements are incorporated by reference from Item 8 hereof:

         Consolidated Statements of Financial Condition -- September 30, 2002 and 2001.

         Consolidated Statements of Income -- Years Ended September 30, 2002, 2001, and 2000.

         Consolidated Statements of Changes in Shareholders' Equity -- Years Ended September 30, 2002, 2001 and 2000.

         Consolidated Statements of Cash Flows -- Years Ended September 30, 2002, 2001 and 2000.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.

   (a)(2) There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

   (a)(3) See (c) below for all exhibits filed herewith and the Exhibit Index.

   (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the last quarter of the period covered by this report.

   (c) Exhibits. The following exhibits are either filed as part of this annual report on Form 10-K, or are incorporated herein by reference:

                EXHIBIT NO.              DESCRIPTION
                -----------              ------------

                3.1        Certificate of Incorporation of Troy Financial
                           Corporation ("Troy Financial") (filed as Exhibit 3.1
                           to Troy Financial's Form S-1 Registration Statement
                           (SEC File No. 333-68813) filed with the Securities
                           and Exchange Commission (the "SEC") on December 11,
                           1998 and incorporated herein by reference).
                3.2        Bylaws, as amended, of Troy Financial (Filed as
                           Exhibit 3.2 to Troy Financial's Form 10-K for the
                           fiscal year ended September 30, 2000 and incorporated
                           herein by reference).
                4.1        Specimen certificate evidencing shares of common
                           stock of Troy Financial (filed as Exhibit 4.3 to Troy
                           Financial's Form S-1 Registration Statement (SEC File
                           No. 333-68813) filed with the SEC on December 11,
                           1998 and incorporated herein by reference).
                10.1       Troy Financial Corporation Long-Term Equity
                           Compensation Plan (filed as Exhibit 10.1 to Troy
                           Financial's Annual Report on Form 10-K for the fiscal
                           year ended September 30, 1999 and incorporated herein
                           by reference).
                10.2       Form of Employment Agreements, by and among The Troy
                           Savings Bank, Troy Financial and the following
                           executives: Daniel J. Hogarty, Jr., Michael C. Mahar
                           and Kevin M. O'Bryan (filed as Exhibit 10.1 to
                           Pre-Effective Amendment No. 2 to Troy Financial's
                           Form S-1 Registration Statement (SEC File No.
                           333-68813) filed with the SEC on February 11, 1999
                           and incorporated herein by reference).
                10.3       Form of Employment Protection Agreements with The
                           Troy Savings Bank and Troy Financial (filed as
                           Exhibit 10.2 to Pre-Effective Amendment No. 2 to Troy
                           Financial's Form S-1 Registration Statement (SEC File
                           No. 333-68813) filed with the SEC on February 11,
                           1999 and incorporated herein by reference).
                10.4       Form of The Troy Savings Bank Employee Change of
                           Control Severance Plan (filed as Exhibit 10.3 to
                           Pre-Effective Amendment No. 2 to Troy Financial's
                           Form S-1 Registration Statement (SEC File No.
                           333-68813) filed with the SEC on February 11, 1999
                           and incorporated herein by reference).
                10.5       Form of The Troy Savings Bank Supplemental Retirement
                           and Benefits Restoration Plan (filed as Exhibit 10.1
                           to Pre-Effective Amendment No. 2 to Troy Financial's
                           Form S-1 Registration Statement (SEC File No.
                           333-68813) filed with the SEC on February 11, 1999
                           and incorporated herein by reference). 10.6 Form of
                           Employment Agreement by and among The Troy Savings
                           Bank, Troy Financial and David J. DeLuca (filed as
                           exhibit 10.1 to Troy Financial's Form 10-Q for the
                           quarter ended March 31, 2001 and incorporated herein
                           by reference).
                10.7       Agreement and Plan of Merger, dated as of June 7,
                           2000, by and among Troy Financial Corporation,
                           Charlie Acquisition Corporation and Catskill
                           Financial Corporation (incorporated herein by
                           reference to Exhibit 10 to Troy's Form 10-Q, File No.
                           000-25439, filed with the Securities and Exchange
                           Commission on August 11, 2000).
                13         Portions of Troy Financial's 2002 Annual Report. 21
                           Subsidiaries of Troy Financial.
                23         Consent of KPMG LLP.
                99.1       Certification of C hief Executive Officer pursuant to
                           Section 906 of Sarbanes-Oxley Act of 2002
                99.2       Certification of Chief Financial Officer pursuant to
                           Section 906 of Sarbanes-Oxley Act of 2002

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


                                            TROY FINANCIAL CORPORATION
                                                   (Registrant)

December 27, 2002

                                            /s/ Daniel J. Hogarty, Jr.
                                            ---------------------------
                                            Daniel J. Hogarty, Jr.
                                            Chairman, President and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /s/ Daniel J. Hogarty, Jr.                 /s/ David J. DeLuca
  --------------------------                 ----------------------------
  Daniel J. Hogarty, Jr.                     David J. DeLuca
  Chairman, President and Chief Executive    Senior Vice President and Chief
  Officer (Principal Executive Officer)      Financial Officer (Principal
  Date: December 27, 2002                    Financial Officer)
                                             Date: December 27, 2002

  /s/ George H. Arakelian                    /s/ Thomas B. Healy
  --------------------------                 ----------------------------
  George H. Arakelian, Director              Thomas B. Healy, Director
  Date: December 27, 2002                    Date: December 27, 2002

  /s/  Wilbur J. Cross                       /s/ Morris Massry
  --------------------------                 ----------------------------
  Wilbur J. Cross, Director                  Morris Massry, Director
  Date: December 27, 2002                    Date: December 27, 2002

  /s/ Richard B. Devane                      /s/ Edward G. O'Haire
  --------------------------                 ----------------------------
  Richard B. Devane, Director                Edward G. O'Haire, Director
  Date: December 27, 2002                    Date: December 27, 2002

  /s/ Michael E. Fleming                     /s/ Maureen Joyce
  --------------------------                 ----------------------------
  Michael E. Fleming, Director               Sister Maureen Joyce, RSM, Director
  Date: December 27, 2002                    Date: December 27, 2002

  /s/ Willie A. Hammett
  --------------------------
  Willie A. Hammett, Director
  Date: December 27, 2002

                                 CERTIFICATIONS

I, Daniel J. Hogarty Jr., certify that:

         1. I have reviewed this annual report on Form 10-K of Troy Financial Corporation.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 27, 2002

By:  /s/ Daniel J. Hogarty Jr.
     -------------------------
    Daniel J. Hogarty Jr.
    Chairman, President and Chief Executive Officer

                                 CERTIFICATIONS

I, David J. DeLuca, certify that:

         1. I have reviewed this annual report on Form 10-K of Troy Financial Corporation.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 27, 2002

By:  /s/ David J. DeLuca
     -------------------------
    David J. DeLuca
    Chief Financial Officer