Form 10-Q
period 2002-12-31
TROY FINANCIAL CORP
filed 2003-02-14
CIK 1075046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002
                                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM               TO
                                                  -------------    ------------

                        COMMISSION FILE NUMBER 000-25439

                           TROY FINANCIAL CORPORATION
                           --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                       16-1559508
-------------------------------                     -------------------
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


                     32 SECOND STREET, TROY, NY              12180
                    ----------------------------           ----------
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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

     COMMON SHARES, $.0001 PAR VALUE                      9,434,887
     -------------------------------                      ---------
            (TITLE OF CLASS)                   (OUTSTANDING AT JANUARY 31, 2003)

                                             TROY FINANCIAL CORPORATION
                                                      FORM 10-Q
                                                  DECEMBER 31, 2002


INDEX
-----

PART I                FINANCIAL INFORMATION                                                                    PAGE
                      ---------------------
Item 1.               Consolidated Interim Financial Statements

                      Consolidated Statements of Financial Condition as of
                      December 31, 2002 (Unaudited) and September 30, 2002                                       1

                      Consolidated Statements of Income for the three months ended December 31, 2002
                      and 2001 (Unaudited)                                                                       2

                      Consolidated Statements of Changes in Shareholders' Equity for the three
                      months ended December 31, 2002 and 2001 (Unaudited)                                        3

                      Consolidated Statements of Cash Flows for the three months ended December 31,
                      2002 and 2001 (Unaudited)                                                                  4

                      Notes to Unaudited Consolidated Interim Financial Statements                               5

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                                 7

Item 3.               Quantitative and Qualitative Disclosures about Market Risk                                16

Item 4.               Controls and Procedures                                                                   16

PART II               OTHER INFORMATION
                      -----------------

Item 1.               Legal Proceedings                                                                         18

Item 2.               Changes in Securities                                                                     18

Item 3.               Default on Senior Securities                                                              18

Item 4.               Submission of Matters to a Vote of Security Holders                                       18

Item 5.               Other Information                                                                         18

Item 6.               Exhibits and Reports on Form 8-K                                                          18

                      Signatures                                                                                19


                           TROY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31, 2002   SEPTEMBER 30, 2002
                                                                 -----------------   ------------------
         Assets                                                      (UNAUDITED)
         ------
Cash and due from banks                                             $    22,980         $    34,020
Loans held for sale                                                       2,231                 891
Securities available for sale, at fair value                            300,727             394,067
Securities held to maturity (fair value of $903 and $954 at
   December 31, 2002 and  September 30, 2002, respectively)                 838                 883
Net loans receivable                                                    762,817             750,529
Accrued interest receivable                                               5,874               6,129
Other real estate owned                                                     125                 352
Investment in real estate partnerships                                   19,476              19,566
Premises and equipment, net                                              16,015              16,268
Goodwill, net                                                            30,909              30,909
Core deposit intangibles, net                                               300                 311
Bank-owned life insurance                                                11,636              11,487
Other assets                                                             22,732              23,465
                                                                    -----------         -----------
         Total assets                                               $ 1,196,660         $ 1,288,877
                                                                    ===========         ===========
         Liabilities and Shareholders' Equity
         ------------------------------------
Liabilities:
   Deposits:
      Savings accounts                                              $   274,323         $   271,632
      Money market accounts                                             130,816             108,635
      N.O.W. and demand accounts                                        203,778             205,732
      Time accounts                                                     285,392             296,969
                                                                    -----------         -----------
         Total deposits                                                 894,309             882,968
   Mortgagors' escrow accounts                                            4,418               1,575
   Securities sold under agreements to repurchase                        12,622             134,872
   Short-term borrowings                                                 11,500                  --
   Long-term debt                                                        97,446              87,483
   Other liabilities and accrued expenses                                20,180              24,125
                                                                    -----------         -----------
         Total liabilities                                            1,040,475           1,131,023
                                                                    -----------         -----------
Shareholders' equity:
   Preferred stock, $.0001 par value per share; 15,000,000 shares
     authorized, none issued                                                 --                  --
   Common stock, $.0001 par value per share; 60,000,000 shares
     authorized, 12,139,021 shares issued                                     1                   1
   Additional paid-in capital                                           127,403             125,583
   Unallocated common stock held by ESOP                                 (6,638)             (7,406)
   Unvested restricted stock awards                                      (2,334)             (2,548)
   Treasury stock, at cost (2,689,184 shares at December 31,
     2002 and 2,453,186 shares at September 30, 2002)                   (47,815)            (41,116)
   Retained earnings, substantially restricted                           82,171              80,078
   Accumulated other comprehensive income                                 3,397               3,262
                                                                    -----------         -----------
         Total shareholders' equity                                     156,185             157,854
                                                                    -----------         -----------
                Total liabilities and shareholders' equity          $ 1,196,660         $ 1,288,877
                                                                    ===========         ===========



                See accompanying notes to unaudited consolidated
                         interim financial statements.

                           TROY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,

                                                              2002         2001
                                                            --------------------
                                                                 (Unaudited)
Interest and dividend income:
     Interest and fees on loans                             $ 13,408    $ 14,258
     Securities available for sale:
         Taxable                                               1,617       2,004
         Tax-exempt                                              889         783
                                                            --------    --------
                Total securities available for sale            2,506       2,787
                                                            --------    --------
     Securities held to maturity                                  18          35
     Federal funds sold and other                                  5          11
                                                            --------    --------
         Total interest and dividend income                   15,937      17,091
                                                            --------    --------
Interest expense:
     Deposit and escrow accounts                               3,996       5,575
     Short-term borrowings                                       223         570
     Long-term debt                                            1,094         720
                                                            --------    --------
         Total interest expense                                5,313       6,865
                                                            --------    --------
         Net interest income                                  10,624      10,226
Provision for loan losses                                        150         366
                                                            --------    --------
      Net interest income after provision for loan losses     10,474       9,860
                                                            --------    --------
Non-interest income:
     Service charges on deposits                                 535         467
     Net rental income from real estate partnerships             388          --
     Trust service fees                                          174         237
     Loan servicing fees                                          56          75
     Commissions from annuity sales                               52         102
     Net gains from securities transactions                       66          13
     Net gains from mortgage loan sales                           58          28
     Other income                                                535         572
                                                            --------    --------
         Total non-interest income                             1,864       1,494
                                                            --------    --------
Non-interest expenses:
     Compensation and employee benefits                        4,531       4,072
     Net occupancy                                               596         579
     Furniture, fixtures and equipment                           203         253
     Computer charges                                            513         533
     Professional, legal and other fees                          214         197
     Printing, postage and telephone                             283         247
     Other real estate expenses (income), net                    (11)          3
     Core deposit intangible amortization                         12          12
     Other expenses                                            1,082         857
                                                            --------    --------
         Total non-interest expenses                           7,423       6,753
                                                            --------    --------
 Income before income tax expense                              4,915       4,601
 Income tax expense                                            1,580       1,502
                                                            --------    --------
 Net income                                                 $  3,335    $  3,099
                                                            ========    ========
Earnings per common share:
   Basic                                                    $    .39    $    .34
                                                            ========    ========
   Diluted                                                  $    .37    $    .32
                                                            ========    ========


   All per share data has been adjusted for the 5% stock dividend issued on March 29, 2002. See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                        ---------------------------------------------------------
                                                                               DECEMBER 31, 2002            DECEMBER 31, 2001

COMMON STOCK
     Balance at beginning and end of period                                 $       1                   $       1
                                                                            ---------                   ---------
ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of period                                         $ 125,583                   $ 118,018
     Adjustment for ESOP shares released for allocation                         1,419                         713
     Adjustment for stock options exercised                                      (170)                        (45)
     Tax-benefit from vesting of restricted stock awards                          548                         338
     Adjustment for grant of restricted stock awards                               23                          94
                                                                            ---------                   ---------
     Balance at end of period                                               $ 127,403                   $ 119,118
                                                                            =========                   =========

UNALLOCATED COMMON STOCK HELD BY ESOP
     Balance at beginning of period                                         $  (7,406)                  $  (8,202)
     ESOP shares released for allocation (81,346 and
       84,412 shares, respectively)                                               768                         796
                                                                            ---------                   ---------
     Balance at end of period                                               $ ( 6,638)                 $  ( 7,406)
                                                                            =========                   =========

UNVESTED RESTRICTED STOCK AWARDS
     Balance at beginning of period                                         $  (2,548)                  $  (3,136)
     Grant of restricted stock awards (2,250
       and 9,713 shares, respectively)                                            (61)                       (214)
     Amortization of restricted stock awards                                      275                         251
                                                                            ---------                   ---------
     Balance at end of period                                               $  (2,334)                  $  (3,099)
                                                                            =========                   =========

TREASURY STOCK
     Balance at beginning of period                                         $ (41,116)                  $ (29,554)
     Purchase of treasury stock (262,905 and 115,306
       shares, respectively)                                                   (7,161)                     (2,524)
     Grant of restricted stock awards (2,250 and 9,713
       shares, respectively)                                                       38                         120
     Stock options exercised (24,657 and 23,384
       shares, respectively)                                                      424                         286
                                                                            ---------                   ---------
     Balance at end of period                                               $ (47,815)                  $ (31,672)
                                                                            =========                   =========

RETAINED EARNINGS
     Balance at beginning of period                                         $  80,078                   $  84,380
     Net income                                                                 3,335      $ 3,335          3,099     $  3,099
     Cash dividends ($.14 and $.11 per share, respectively)                    (1,242)                      (1,097)
                                                                            ---------                   ---------
     Balance at end of period                                               $  82,171                   $  86,382
                                                                            =========                   =========

ACCUMULATED OTHER COMPREHENSIVE INCOME
     Balance at beginning of period                                         $   3,262                   $   3,239
     Unrealized  net holding gains  (losses) on available
       for sale  securities arising during the period
       (pre-tax $287 and ($1,292), respectively)                                               175                        (775)
     Reclassification adjustment for net (gains) losses
       on available for sale securities realized in net
       income (pre-tax ($66) and ($13), respectively)                                          (40)                         (8)
                                                                                          --------                    --------
     Other comprehensive income (loss)                                            135          135           (783)        (783)
                                                                            ---------     --------      ---------     --------
     Comprehensive income                                                                 $  3,470                    $  2,316
                                                                                          ========                    ========
     Balance at end of period                                               $   3,397                   $   2,456
                                                                            =========                   =========
     Total shareholders' equity                                             $ 156,185                   $ 165,780
                                                                            =========                   =========


     All per share data has been adjusted for the 5% stock dividend issued on March 29, 2002. See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        DOLLARS IN THOUSANDS (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                 ----------------------
                                                                                    2002         2001
                                                                                 ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $   3,335    $   3,099
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation                                                                         426          391
  Core deposit intangible amortization                                                  12           12
  Net amortization on securities                                                       187           83
  Provision for loan losses                                                            150          366
  Amortization of restricted stock awards                                              275          251
  ESOP compensation expense                                                            552          459
  Net accretion of purchase accounting adjustments                                    (118)        (118)
  Net gains on sale of other real estate owned                                         (31)         (14)
  Write-down of other real estate                                                       --            5
  Net gains on sale of other assets                                                    (59)          --
  Net gains from securities transactions                                               (66)         (13)
  Net gains from mortgage loan sales                                                   (58)         (28)
  Proceeds from sales of loans held for sale                                         4,001        3,463
  Net loans made to customers and held for sale                                     (5,283)      (3,194)
  Net increase in accrued interest receivable, bank-owned life insurance,
      investments in real estate partnerships and other assets                         644          426
  Net decrease in other liabilities and accrued expenses                            (2,032)      (2,126)
                                                                                 ---------    ---------
Net cash provided by operating activities                                            1,935        3,062
                                                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities/calls/paydowns of securities held to maturity                  45        1,067
Net loans made to customers                                                        (12,321)        (649)
Purchase of AFS securities                                                        (103,152)     (54,875)
Proceeds from sale of AFS securities                                               127,914        1,220
Proceeds from maturities/calls/paydowns of AFS securities                           68,949       57,231
Capital expenditures, net                                                              (82)        (177)
Proceeds from sales of other assets                                                    195           --
Proceeds from sales of other real estate owned                                         258          180
                                                                                 ---------    ---------
Net cash provided by investing activities                                           81,806        3,997
                                                                                 ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                 11,324       (5,038)
Net increase in mortgagors' escrow accounts                                          2,843        2,884
Net (decrease) increase in securities sold under agreements to repurchase         (122,262)         792
Net increase (decrease) in short-term borrowings                                    11,500      (66,200)
Payments on long-term debt                                                             (37)          --
Proceeds from long-term debt                                                        10,000       15,000
Cash dividends paid on common stock                                                 (1,242)      (1,097)
Proceeds from stock options exercised                                                  254          241
Purchase of common stock for treasury                                               (7,161)      (2,524)
                                                                                 ---------    ---------
Net cash used in financing activities                                              (94,781)     (55,942)
                                                                                 ---------    ---------
Net decrease in cash and cash equivalents                                          (11,040)     (48,883)
Cash and cash equivalents at beginning of period                                    34,020       74,618
                                                                                 ---------    ---------
Cash and cash equivalents at end of period                                       $  22,980    $  25,735
                                                                                 =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                 $   5,164    $   6,947
   Income taxes paid                                                                   750          350
Transfer of loans to other real estate owned                                            --           64
Adjustment of securities available for sale to fair value, net of  tax                 135         (783)
Grant of restricted stock awards (at fair value on grant date)                          61          214




                See accompanying notes to unaudited consolidated
                         interim financial statements.

                           TROY FINANCIAL CORPORATION
                         NOTES TO UNAUDITED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

     The unaudited consolidated interim financial statements include the accounts of Troy Financial Corporation (the "Company") and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in which the Company has significant influence, generally ownership of common stock or partnership interest of at least 20% and not more than 50%. Amounts in prior period's unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. In management's opinion, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2002 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended September 30, 2003, or any other interim periods.

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

     The following sets forth certain information regarding the calculation of basic and diluted earnings per share for the three-month periods ended December 31 (all share and per share amounts have been restated to reflect the 5% stock dividend issued on March 29, 2002):


                                                          2002          2001
                                                         ------        ------
          Net income (in thousands)                    $    3,335   $    3,099
                                                       ==========   ==========
          Weighted average common shares                8,560,750    9,147,327

          Dilutive effect of potential common shares
            related to stock compensation plans           521,607      501,155
                                                       ----------   ----------
          Weighted average common shares including
            potential dilution                          9,082,357    9,648,482
                                                       ==========   ==========
          Basic earnings per share                     $      .39   $      .34

          Diluted earnings per share                   $      .37   $      .32

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation." Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company will be adopting the new disclosure requirements of SFAS No. 148 as of January 1, 2003. The Company does not expect that SFAS No. 148 will have a material impact on its consolidated financial statements, as the Company does not currently intend on changing its method of accounting for stock-based employee compensation.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

     The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of customers and to guarantee the performance of customers to third parties. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $14.3 million at December 31, 2002 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of one year or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, 75% for real estate, and 100% for liquid assets, such as bank certificates of deposit. The Company had performance and financial standby letters of credit at December 31, 2002 of $13.1 million and $1.2 million, respectively.

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q
                                DECEMBER 31, 2002


================================================================================
                   PART I - FINANCIAL INFORMATION (CONTINUED)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
-------

Troy Financial Corporation (the "Company") is a community based, full-service financial services company offering a wide variety of business, retail, and municipal banking products, as well as a full range of trust, insurance, and investment services. The Company is the bank holding company of The Troy Savings Bank (the "Savings Bank") and The Troy Commercial Bank (the "Commercial Bank"). The Company's primary sources of funds are deposits and borrowings, which it uses to originate real estate mortgages, both residential and commercial, commercial business loans, and consumer loans throughout its primary market area which consists of the eight New York counties of Albany, Greene, Saratoga, Schenectady, Schoharie, Warren, Washington, and Rensselaer. The Company's Common Stock is traded on the NASDAQ Stock Market National Market Tier under the symbol "TRYF."

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between the interest it receives on earning assets, such as loans and securities, and the interest it pays on interest-bearing liabilities, principally deposits and borrowings.

Results of operations are also affected by the provision for loan losses, non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes, and to a lesser extent, non-interest income such as trust service fees, loan servicing fees and service charges on deposit accounts. Economic conditions, competition and the monetary and fiscal policies of the federal government in general, significantly affect financial institutions, including the Company. Lending activities are influenced by the demand for, and supply of; commercial real estate, commercial products and services, housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Company's primary market area.

CRITICAL ACCOUNTING POLICIES
----------------------------

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. The Company's policy on the allowance for loan losses is disclosed in note 1 to the consolidated financial statements included in the Company's 2002 Annual Report to Shareholders. A more detailed description of the Company's methodology for determining the allowance for loan losses is included in the "Lending Activities" section of the Company's Form 10-K for the year ended September 30, 2002. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in note 1 to the consolidated financial statements included in the Company's 2002 Annual Report to Shareholders, to obtain a better understanding of how the Company's financial performance is reported.

FORWARD-LOOKING STATEMENTS
--------------------------

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

FINANCIAL CONDITION
-------------------

Total assets were $1.2 billion at December 31, 2002, a decrease of $92.2 million, or 7.2% from the $1.3 billion at September 30, 2002. The decrease was principally due to a reduction in securities available sale, as the Company sold short-term U.S. Treasury bills and used the proceeds to pay-off short-term borrowings.

Cash and cash equivalents were $23.0 million at December 31, 2002, a decrease of $11.0 million, or 32.5% from the $34.0 million at September 30, 2002. The decrease was principally due to a reduction in interest-bearing deposit balances held at the Federal Home Loan Bank ("FHLB") and lower cash items in process of collection.

Securities available for sale ("AFS") were $300.7 million, a decrease of $93.3 million, or 23.7% from $394.1 million as of September 30, 2002. The decrease in AFS securities was principally from the sale of $125.0 million in U.S Treasury bills, offset somewhat by an increase in municipal securities to provide collateral to support the Company's municipal deposit growth. AFS securities represented 25.1% of total assets at December 31, 2002, down from 30.6% at September 30, 2002.

Loans receivable were $777.4 million at December 31, 2002, an increase of $12.3 million, or 1.6% over the $765.1 million at September 30, 2002. The following table shows the loan portfolio composition as of the respective statement of financial condition dates:

                                                           DECEMBER 31, 2002                       SEPTEMBER 30, 2002
                                                  ------------------------------------- -----------------------------------------
                                                      (IN THOUSANDS)       % OF LOANS          (IN THOUSANDS)       % OF LOANS
                                                                           ----------                               ----------
     Real estate loans:
         Residential                                    $ 287,262             36.9%              $ 300,776             39.2%
         Commercial                                       314,377             40.3                 298,995             39.0
         Construction                                      22,376              2.9                  17,075              2.3
                                                        ---------        ---------               ---------        ---------
             Total real estate loans                      624,015             80.1                 616,846             80.5
                                                        ---------        ---------               ---------        ---------
     Commercial business loans                            121,807             15.6                 118,349             15.4
                                                        ---------        ---------               ---------        ---------
     Consumer loans:
         Home equity lines                                 18,389              2.4                  14,796              1.9
         Other consumer                                    14,516              1.9                  16,678              2.2
                                                        ---------        ---------               ---------        ---------
             Total consumer loans                          32,905              4.3                  31,474              4.1
                                                        ---------        ---------               ---------        ---------
     Gross loans                                          778,727            100.0%                766,669            100.0%
                                                                         =========                                =========
     Net deferred loan fees/costs and
         unearned discounts                                (1,310)                                  (1,602)
                                                        ---------                                ---------
             Total loans receivable                     $ 777,417                                $ 765,067
                                                        =========                                =========


Loan growth was moderate during the period, as growth in commercial real estate and commercial business loans more than offset the run-off in the Company's residential mortgage and consumer loan portfolios. The Company continues to expand its commercial loan portfolio, which includes commercial real estate, construction and commercial business loans, which now represent 58.8% of total loans. The Company continues to experience accelerated prepayments in the residential loan portfolio as existing customers continue to refinance, due to lower interest rates. Since the Company does not hold its 30-year loan production, but instead sells the loans in the secondary market, portfolio run-off has exceeded retained production.

During the quarter, the Company supplemented growth in its commercial loan portfolio with a successful home equity loan campaign, which increased outstandings $3.6 million, or 24.3% from September 30, 2002. The home equity line product is indexed to prime and has a lower initial offering rate. The Company expects to continue to emphasize growth in this portfolio. Subject to market conditions, the Company also intends to continue to increase its commercial real estate and commercial business loan portfolios as part of its strategy to diversify its portfolio and increase commercial banking activities.

Non-performing assets at December 31, 2002 were $2.4 million, or .20% of total assets, up modestly from the .19% of total assets at September 30, 2002, due primarily to the reduction in total assets between the periods. The table below sets forth the amounts and categories of the Company's non-performing assets.


                                                                      DECEMBER 31,             SEPTEMBER 30,
                                                                         2002                      2002
                                                                         ----                      ----
                                                                                 (IN THOUSANDS)
  Non-accrual loans:
      Real estate loans:
         Residential                                                  $  1,300                   $  1,147
         Commercial                                                        541                        555
         Construction                                                       --                         --
                                                                      --------                   --------
           Total real estate loans                                       1,841                      1,702
      Commercial business loans                                            262                        264
      Home equity lines                                                     58                         30
      Other consumer loans                                                 148                        101
                                                                      --------                   --------
         Total non-accrual loans                                         2,309                      2,097
  Troubled debt restructurings                                              --                         --
                                                                      --------                   --------
           Total non-performing loans                                 $  2,309                   $  2,097
                                                                      ========                   ========
  Other real estate owned:
         Residential real estate                                            --                        227
         Commercial real estate                                            125                        125
                                                                      --------                   --------
            Total other real estate owned                                  125                        352
                                                                      --------                   --------
  Total non-performing assets                                         $  2,434                   $  2,449
                                                                      ========                   ========
  Allowance for loan losses                                           $ 14,600                   $ 14,538
                                                                      ========                   ========
  Allowance for loan losses as a percentage of
         non-performing loans                                           632.31%                    693.28%
  Allowance for loan losses as a percentage of total loans                1.88%                      1.90%
  Non-performing loans as a percentage of total loans                     0.30%                      0.27%
  Non-performing assets as a percentage of total assets                   0.20%                      0.19%




The slight increase in non-performing loans at December 31, 2002 as compared to September 30, 2002 was principally due an increase in non-performing residential and consumer loans. The Company does not expect the increase to result in higher net charge-offs, as most of the increase was in loans that are secured.

The following table summarizes the activity in other real estate owned for the periods presented:

                                                THREE MONTHS ENDED DECEMBER 31,
                                                -------------------------------
                                                     2002           2001
                                                     ----           ----
                                                       (IN THOUSANDS)
   Other real estate beginning of period            $ 352          $ 265
   Transfer of loans to other real estate owned        --             64
   Sales of other real estate, net                   (227)          (166)
   Write-down of other real estate                     --             (5)
                                                    -----          -----
   Other real estate end of period                  $ 125          $ 158
                                                    =====          =====

Additionally, at December 31, 2002, the Company identified approximately $12.8 million of loans having more than normal credit risk, an increase of $7.4 million from the $5.4 million reported at September 30, 2002. The increase was due to the downgrade of a commercial loan, which is secured by real estate, inventory and equipment. The Company believes that if economic and/or business conditions deteriorate in its lending area, some of these loans could become non-performing in the future.

The allowance for loan losses was $14.6 million or 1.88% of period end loans at December 31, 2002, and provided coverage of non-performing loans of 632.31%, compared to coverage of 693.28% and 1.90% of period end loans as of September 30, 2002. The following summarizes the activity in the allowance for loan losses:

                                               THREE MONTHS ENDED DECEMBER 31,
                                               -------------------------------
                                                  2002             2001
                                                  ----             ----
                                                     (IN THOUSANDS)
     Allowance at beginning of the period      $ 14,538         $ 14,333
         Charge-offs                               (108)            (372)
         Recoveries                                  20               76
                                               --------         --------
             Net charge-offs                        (88)            (296)
         Provision for loan losses                  150              366
                                               --------         --------
     Allowance at end of the period            $ 14,600         $ 14,403
                                               ========         ========

Total deposits were $894.3 million at December 31, 2002, up $11.3 million or 1.3% from the $883.0 million at September 30, 2002. The following table shows the deposit composition as of the two dates:


                                          DECEMBER 31, 2002                       SEPTEMBER 30, 2002
                                          -----------------                       ------------------
                                    (IN THOUSANDS)  % OF DEPOSITS           (IN THOUSANDS)  % OF DEPOSITS
  Savings                             $ 274,323          30.7%                $ 271,632          30.8%
  Money market                          130,816          14.6                   108,635          12.3
  NOW                                   129,569          14.5                   124,319          14.1
  Non-interest-bearing demand            74,209           8.3                    81,413           9.2
                                      ---------     ---------                 ---------     ---------
     Total core deposits                608,917          68.1%                  585,999          66.4%
                                      ---------     ---------                 ---------     ---------
  Certificates of deposits              285,392          31.9                   296,969          33.6
                                      ---------     ---------                 ---------     ---------
     Total Deposits                   $ 894,309         100.0%                $ 882,968         100.0%
                                      =========     =========                 =========     =========


Deposits increased principally from growth in municipal money market deposits which more than offset the run-off in higher costing certificates of deposits ("CD's"). The Company has aggressively lowered rates on its CD's in an effort to replace these higher cost deposits with lower costing core deposits (all deposit accounts other than time deposits). As a result of these efforts, CD's are down $11.6 million, or 3.9% from September 30, 2002. Core deposits are up $22.9 million, or 3.9% and now represent 68.1% of total deposits up from 66.4% at September 30, 2002. The Company expects CD's to continue to decrease, as scheduled maturities in the next several months are at somewhat higher rates than the Company's current offering rates.

The Company decreased its total borrowings, which are primarily with the Federal Home Loan Bank of New York ("FHLB"), to $121.6 million at December 31, 2002, a decrease of $100.8 million from the $222.4 million at September 30, 2002. Short-term borrowings (including repurchase agreements) decreased $110.8 million, or 82.1%, whereas long-term borrowings increased $10.0 million or 11.4%, as the Company took advantage of the lower interest rates to lock-in some long-term financing. However, the Company expects to continue to leverage the balance sheet with long-term borrowings, especially in light of historically low interest rates, to fund loan growth and to pre-fund much higher rate borrowings scheduled to mature in the third and fourth quarters of fiscal 2003. At December 31, 2002, the Company still had additional available credit of $38.5 million under its overnight line and $50.0 million under its one-month advance program with the FHLB.

Shareholders' equity at December 31, 2002 was $156.2 million, a decrease of $1.7 million or 1.1% from the $157.9 million at September 30, 2002. The decrease was principally due to the $7.2 million cost to repurchase 262,905 shares of the Company's common stock. Offsetting these decreases was $2.1 million of net income retained after cash dividends, a $2.2 million increase due to the release of ESOP shares, $.8 million due to the amortization of restricted stock awards including the tax benefits on shares vesting, $.3 million from stock option exercises and the $.1 million positive change in the Company's net unrealized gain (loss) on securities available for sale, net of taxes, due to a decrease in long-term interest rates from the comparable period.

Shareholders' equity as a percentage of total assets increased to 13.1% at December 31, 2002 compared to 12.3% at September 30, 2002, primarily due to the decrease in total assets. Book value per common share was $16.53 at December 31, 2002, compared to $16.30 at September 30, 2002.

COMPARISON OF OPERATING RESULTS
-------------------------------
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
-----------------------------------------------------

General
-------

For the three months ended December 31, 2002, the Company recorded net income of $3.3 million, an increase of $236 thousand, or 7.6%, compared to the three month period ended December 31, 2001. Basic and diluted earnings per share were $.39 and $.37 respectively, an increase of 14.7% and 15.6% compared to basic and diluted earnings per share of $.34 and $.32, respectively for the three months ended December 31, 2001. For the three months ended December 31, 2002, weighted average common shares - basic were 8,560,750, down 586,577, or 6.4%, from the comparable period in the prior year due to the Company's share repurchase programs. Weighted average shares - diluted were down 566,125, or 5.9% due to the higher average market price of the Company's stock during the period ended December 31, 2002, which slightly increased the number of shares to be included for dilution.

Annualized return on average assets for the three months ended December 31, 2002 was 1.12% and 1.13% for the 2001 period. Annualized return on average equity was 8.52% for the three months ended December 31, 2002 and 7.46% for the 2001 period.

Net Interest Income
-------------------

Net interest income on a tax-equivalent basis was $11.2 million for the three months ended December 31, 2002, an increase of $504 thousand, or 4.7%, from the $10.7 million for the comparable period of the prior fiscal year. The increase was principally volume related, with average earning assets up $71.7 million, or 7.2%, from the comparable period of the prior fiscal year.

Interest income for the three months ended December 31, 2002 was $16.5 million on a tax-equivalent basis, down $1.0 million, or 6.0% from the comparable period last year. The effect of the $71.7 million increase in average earning assets, was more than offset by the 87 basis point decrease in the Company's yield on average earning assets, due to the generally lower level of interest rates compared to the same period of the prior year.

Average earning assets increased principally in the loan and securities available for sale portfolios, which on average grew 1.3% and 27.7%, respectively. Average loans increased $10.2 million principally due to the increase in the Company's commercial real estate and commercial business loan portfolios, as the Company continues to emphasize its commercial banking strategy. The yield on the Company's average loan portfolio decreased 52 basis points, as the Company's commercial business loan portfolio, which is principally variable rate, re-priced lower due to the reduction in short-term market interest rates since the prior year. Furthermore, the yield on the Company's residential portfolio was adversely impacted by refinancing of higher yielding fixed rate loans, as well as the continued downward repricing of the Bank's adjustable rate mortgage portfolio. The Company continues to expect its interest income to be adversely impacted by the on-going re-pricing of its adjustable rate mortgage portfolio, as well as the re-pricing of its commercial mortgage portfolio due to scheduled and customer-driven re-pricing.

Average securities available for sale increased $62.7 million or 27.7%, principally from the increase in the tax- exempt municipal securities portfolio to provide collateral to support the municipal deposit growth. The yield on the average securities portfolio decreased 154 basis points as the Company's relatively short average life tax-exempt securities portfolio re-priced faster (yield on average municipal securities portfolio decreased 188 basis points) in response to the decrease in overall market interest rates. In addition, recent purchases in the tax-exempt municipal securities portfolio (most of which have a maturity of one-year or less) have been purchased at rates much lower than the current average portfolio yield due to the lower interest rate environment.

Interest expense for the three months ended December 31, 2002, was $5.3 million, a decrease of $1.6 million or 22.6%. Average interest bearing liabilities increased $88.6 million or 10.6%, principally due to municipal money market deposits generated by the Commercial Bank. The Company has aggressively re-priced its deposits, especially its CD's, resulting in an average cost of funds of 2.27%, a reduction of 98 basis points. The average cost of CD's was 2.92% for the three months ended December 31, 2002, down 154 basis points from the comparable period of the prior year.

The Company's net interest margin was 4.18% for the three months ended December 31, 2002, down 10 basis points from the comparable period of the prior year. The Company's net interest margin decrease from the three months ended December 31, 2001 was due primarily to the interest expense on debt acquired as part of the Company's real estate joint venture investment in May 2002. The net interest spread was 3.95% up 11 basis points from the comparable period of the prior year. Aggressive re-pricing of deposits, especially time deposits and savings accounts, reduced the Company's average cost of funds by 98 basis points, more than offsetting the decrease in the yield on average earning assets of 87 basis points. The Company expects its net interest margin to decrease modestly over the next quarter, as the current period's net interest income included prepayment fees on a commercial loan payoff, as well as an interest recovery on a loan previously charged-off. The combined impact of these non-recurring items increased the margin by approximately 3 basis points. The Company expects to continue to reduce its cost of funds, as approximately $98.3 million of time deposits will be re-pricing over the next three months at lower rates, and the Company has recently lowered its savings deposit rate. The Company had $134.8 million of average earning assets with no funding costs for the three months ended December 31, 2002, a decrease of $16.8 million, or 11.1%, from the $151.6 million for the three months ended December 31, 2001, principally due to the increase in non-earning assets, representing the Company's increased investment in real estate partnerships.

For more information on average balances, interest, yields and rates, please refer to Table #1, included in this report.

Provision for Loan Losses
-------------------------

The Company establishes an allowance for loan losses based on an analysis of the risk in its loan portfolio including concentrations of credit, past loan loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair market value of underlying collateral, delinquencies and other factors. Accordingly, the analysis of the adequacy of the allowance for loan losses is not based solely on the level of non-performing loans or any other single factor.

The provision for loan losses was $150 thousand, or .08% annualized of average loans for the three months ended December 31, 2002, down $216 thousand, or 59.0% from December 31, 2001 which represented .19% of average loans. Net charge-offs were $ 88 thousand, or .05% of average loans for the quarter ended December 31, 2002, compared to net charge-offs of $296 thousand, or .15% of average loans in the comparable period last year. Non-performing loans were $2.3 million or .30% of total loans at December 31, 2002, down $1.1 million from December 31, 2001, when they were .45% of total loans. At December 31, 2002, the allowance for loan losses was $14.6 million or 1.88% of period end loans, and provided coverage of non-performing loans of 632.31%, compared to 1.89% and 419.3%, respectively, as of December 31, 2001.

Non-Interest Income
-------------------

Non-interest income was $1.9 million for the three months ended December 31, 2002, up $370 thousand, or 24.8% from the comparable period of the prior fiscal year. The growth was principally due to the Company's real estate joint venture, which had net rental income of $388 thousand; there was no net rental income in the comparable period. Service charges on deposit accounts increased $68 thousand or 14.6% due in part to growth in the number of accounts, as well as higher service fees on commercial business accounts, as lower market interest rates reduced the earnings credit available on account balances. Somewhat offsetting these increases was lower loan servicing fees, trust fees and annuity commissions, each of which were adversely impacted by current market conditions.

Non-Interest Expenses
---------------------

Non-interest expenses were $7.4 million for the three months ended December 31, 2002, up $670 thousand, or 9.9% from the comparable period of the prior fiscal year, due to an increase in personnel and other expenses. Compensation and employee benefits were up $459 thousand, or 11.3% due to increased pension and ESOP expense as well as merit-related salary increases. Pension costs increased approximately $200 thousand, as lower interest rates increased pension liabilities and weak investment performance this past fiscal year reduced plan assets. ESOP- related compensation costs increased $93 thousand due to the higher average market price of the Company's stock during the period. Other expenses increased $225 thousand or 26.3% due principally to the Company's home equity loan campaign during and non-reimbursable operating costs of the Company's real estate partnership. Marketing and other related costs for the Company's home equity campaign during the quarter were approximately $115 thousand. Costs related to the Company's real estate partnership were approximately $93 thousand; there were no similar costs in the comparable period.

Income Tax Expense
------------------

Income tax expense for the three months ended December 31, 2002, was $1.6 million, an increase of $78 thousand, or 5.2% from the comparable period of the prior fiscal year. The Company's effective tax rates for the three months ended December 31, 2002 and 2001, were 32.1% and 32.6%, respectively. The increase in income tax expense is principally from the impact of the higher income before income tax this year; the lower effective tax rate reflects tax-exempt income that represented a higher portion of the Company's income before tax in this period, compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is the ability to generate cash flows to meet present and expected future funding needs. Management monitors the Company's liquidity position on a daily basis to evaluate its ability to meet expected and unexpected depositor withdrawals, fund loan commitments and make new loans or investments.

The Company's primary sources of funds for operations are deposits, borrowings, principal and interest payments on loans and maturities of securities available for sale.

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

Net cash of $1.9 million was provided by operating activities during the three months ended December 31, 2002, down $1.1 million from the comparable three-month period. The decrease was principally due to the change in loans held for sale, as the Company originated more loans held for sale than sold in the three months ended December 31, 2002, whereas in the comparable quarter loan sales exceeded originations. Offsetting this decrease in part, was an increase in net income.

Investing activities provided net cash of $81.8 million during the three months ended December 31, 2002. Net securities activities provided $93.8 million, which was offset somewhat by the $12.3 million used to fund loan growth. Financing activities used $94.8 million, as the Company reduced short-term borrowings by $110.8 million, paid cash dividends of $1.2 million and used $7.2 million to repurchase 262,905 shares of its common stock, offset in part by an increase in deposits of $11.3 million and long-term borrowings of $10.0 million.

An important source of the Company's funds is the Company's core deposits. Management believes that a substantial portion of the Company's $894.3 million of deposits are a dependable source of funds due to long-term customer relationships. The Company does not currently use brokered deposits as a source of funds, and as of December 31, 2002, time deposit accounts having balances of $100 thousand or more, totaled $57.6 million, or 6.4%, of total deposits.

The Company anticipates that it will have sufficient funds to meet its current commitments. At December 31, 2002, the Company had commitments to originate loans of $37.5 million. In addition, the Company had undrawn commitments of $130.8 million on commercial business, home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at December 31, 2002, totaled $227.9 million, and management believes that a significant portion of such deposits will remain with the Company.

On April 16, 2002, the Company announced a plan to repurchase up to 1,009,276 shares of its common stock or approximately 10.0% of its outstanding shares. Since the announcement, the Company has repurchased 709,470 shares of its stock at a cost of $19.2 million. As part of its capital management program, the Company expects to continue to repurchase shares from time to time as market and business conditions warrant, improving return on average equity and earnings per share. The Company still has authority under its current stock repurchase program to repurchase 299,806 additional shares.

On an unconsolidated basis, the Company's primary source of funds is dividends from the Banks. At December 31, 2002, the Company had $7.8 million of cash and securities available for sale at the holding company level on an unconsolidated basis to use for direct activities of the Company. New York State Banking law provides that all dividends declared in any calendar year shall not exceed the total of the Bank's net profits for the year combined with its retained net profits of the preceding two years, less any required transfer to surplus, without the prior approval from the Superintendent of Banks. The Savings Bank had already received such approval consequently it has already paid dividends to the Parent Company in calendar year 2002 in excess of that amount. The Company does expect the Savings Bank to resume paying cash dividends to the Parent Company in calendar year 2003. The Commercial Bank has earned $1.3 million in net profits since inception in July 2000, and has paid cash dividends of $586 thousand; the balance is available for distribution.

At December 31, 2002, the Savings Bank, the Commercial Bank, and the Company all met the capital adequacy requirements to which they were subject. Also as of that date, each entity met the standards to be classified as well-capitalized under applicable regulations.

The following is a summary of the actual capital amounts and ratios at December 31, 2002, compared to minimum capital requirements:

                                       ACTUAL               MINIMUM
                                       AMOUNT         %        %
                                       ------        ---      ---
         TIER 1 CAPITAL:
            COMMERCIAL BANK           $ 10,720       9.54%   4.00%
            SAVINGS BANK              $ 96,588       9.26%   4.00%
            CONSOLIDATED              $121,623      10.60%   4.00%
         TIER 1 RISK BASED CAPITAL:
            COMMERCIAL BANK           $ 10,720      41.45%   4.00%
            SAVINGS BANK              $ 96,588      12.82%   4.00%
            CONSOLIDATED              $121,623      15.65%   4.00%
         TOTAL RISK BASED CAPITAL:
            COMMERCIAL BANK           $ 10,724      41.47%   8.00%
            SAVINGS BANK              $106,113      13.65%   8.00%
            CONSOLIDATED              $131,622      16.94%   8.00%




                   PART I - FINANCIAL INFORMATION (CONTINUED)

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company believes there have been no material changes in the Company's interest rate risk position since September 30, 2002. Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities.

ITEM 4.    Controls and Procedures

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

         TABLE #1  AVERAGE BALANCES, INTEREST, YIELD AND RATE
                   ------------------------------------------

  The following table sets forth certain information relating to the Company's average earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. All average balances are daily average balances. Statutory tax rates were used to calculate tax-exempt income on a tax-equivalent basis. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. The yield on securities available for sale is computed based on amortized cost.

                                                                       FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                -----------------------------------------------------
                                                                          2002                                       2001
                                                                -------------------------                 ----------------------
                                                  AVERAGE                                   AVERAGE
                                                  BALANCE       INTEREST       YIELD/RATE   BALANCE       INTEREST    YIELD/RATE
                                                  -------       --------       ----------   -------       --------    ----------
                                                                           (DOLLARS IN THOUSANDS)
EARNING ASSETS
  Total loans                                   $   769,396     $ 13,480          7.01%   $   759,175     $ 14,287        7.53%
  Loans held for sale                                 2,162           40          7.40%         1,724           31        7.19%
  Securities held to maturity                           864           18          8.33%         1,727           35        8.11%
  Securities available for sale:
      Taxable                                       132,001        1,632          4.95%       137,119        2,019        5.89%
      Tax-exempt                                    156,655        1,338          3.42%        88,885        1,178        5.30%
                                                -----------     --------                  -----------     --------
        Total securities available for sale         288,656        2,970          4.12%       226,004        3,197        5.66%
                                                -----------     --------                  -----------     --------
  Federal funds sold and other                        1,411            5          1.41%         2,134           11        2.05%
                                                -----------     --------                  -----------     --------
    Total earning assets                          1,062,489       16,513          6.22%       990,764       17,561        7.09%
                                                                --------                                  --------
  Allowance for loan losses                         (14,629)                                  (14,416)
  Other assets, net                                 131,167                                   109,759
                                                -----------                               -----------
         Total assets                           $ 1,179,027                               $ 1,086,107
                                                ===========                               ===========
INTEREST-BEARING LIABILITIES
  Deposits:

    NOW and Super NOW accounts                  $   124,712     $    272           .87%   $   116,594     $    372        1.27%
    Money market accounts                           120,881          536          1.76%        35,667          201        2.24%
    Savings accounts                                270,977        1,036          1.52%       254,431        1,294        2.02%
    Time deposits                                   290,242        2,139          2.92%       327,959        3,690        4.46%
    Escrow accounts                                   3,381           13          1.53%         3,810           18        1.87%
                                                -----------     --------                  -----------     --------
    Total interest-bearing deposits                 810,193        3,996          1.96%       738,461        5,575        3.00%
                                                -----------     --------                  -----------     --------
  Borrowings:
   Securities sold U/A to repurchase                 15,208          170          4.43%        13,546          175        5.13%
   Short-term borrowings                             13,987           53          1.50%        29,486          395        5.31%
   Long-term debt                                    88,328        1,094          4.91%        57,663          720        4.95%
                                                -----------     --------                  -----------     --------
        Total borrowings                            117,523        1,317          4.45%       100,695        1,290        5.08%
                                                -----------     --------                  -----------     --------
    Total interest-bearing liabilities              927,716        5,313          2.27%       839,156        6,865        3.25%
                                                                --------                                  --------
  Non-interest-bearing deposits                      74,830                                    61,463
  Other liabilities                                  21,122                                    20,733
  Shareholders' equity                              155,359                                   164,755
                                                -----------                               -----------
         Total liabilities & equity             $ 1,179,027                               $ 1,086,107
                                                ===========                               ===========
  Net interest spread                                                             3.95%                                   3.84%
  Net interest income/net interest margin                       $ 11,200          4.18%                   $ 10,696        4.28%
  Ratio of earning assets to
     interest-bearing liabilities                                               114.53%                                 118.07%
  Less: tax equivalent adjustment                                    576                                       470
                                                                --------                                  --------
  Net interest income as per
     consolidated financial statements                          $ 10,624                                  $ 10,226
                                                                ========                                  ========

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q

                                DECEMBER 31, 2002

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

                     None

Item 5.     Other Information
            -----------------

                     None

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (a)  Exhibits

                     99.1  Certification of Chief Executive Officer pursuant to
                           Section 906 of Sarbanes-Oxley Act of 2002
                     99.2  Certification of Chief Financial Officer pursuant to
                           Section 906 of Sarbanes-Oxley Act of 2002

            (b)  Reports on Form 8-K

                 (i) The Company filed a Current Report on Form 8-K with the Securities Commission on December 5, 2002 (date of report December 5, 2002) (regarding a press release announcing the date of the Company's annual meeting of shareholders).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TROY FINANCIAL CORPORATION
                                --------------------------



Date: February 14, 2003         /s/ Daniel J. Hogarty, Jr.
                                --------------------------
                                 Daniel J. Hogarty, Jr.
                                 Chairman of the Board, President
                                 and Chief Executive Officer
                                 (Principal Executive Officer)

Date: February 14, 2003         /s/ David J. DeLuca
                                -------------------
                                 David J. DeLuca
                                 Senior Vice President & Chief Financial Officer (Principal Financial and
                                 Accounting Officer)

                                 CERTIFICATIONS


I, Daniel J. Hogarty, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Troy Financial Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

By:  /s/ Daniel J. Hogarty, Jr.
     --------------------------

    Daniel J. Hogarty, Jr.
    Chairman, President and Chief Executive Officer

                                 CERTIFICATIONS

I, David J. DeLuca, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Troy Financial Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

By:  /s/ David J. DeLuca
     -------------------

    David J. DeLuca
    Senior Vice President & Chief Financial Officer