Form 10-Q
period 2003-03-31
TROY FINANCIAL CORP
filed 2003-05-14
CIK 1075046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 2003
                                                ----------------

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM              TO
                                               ------------    ------------

                        COMMISSION FILE NUMBER 000-25439
                                               ---------

                           TROY FINANCIAL CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                         16-1559508
    -------------------------------                       -------------------
    (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                    32 SECOND STREET, TROY, NY               12180
              ------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                                  (518)270-3313
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                       ---     ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
        YES  X        NO
            ---           ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

    COMMON SHARES, $.0001 PAR VALUE                   9,302,522
    -------------------------------         -------------------------------
            (TITLE OF CLASS)                (OUTSTANDING AT APRIL 30, 2003)

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2003


INDEX
-----

PART I      FINANCIAL INFORMATION                                                            PAGE
            ---------------------
Item 1.     Consolidated Interim Financial Statements

            Consolidated Statements of Financial Condition as of
            March 31, 2003 and September 30, 2002 (Unaudited)                                   1

            Consolidated Statements of Income for the three months and six months ended
            March 31, 2003 and 2002 (Unaudited)                                                 2

            Consolidated Statements of Changes in Shareholders' Equity for the six months
            ended March 31, 2003 and 2002 (Unaudited)                                           3

            Consolidated Statements of Cash Flows for the six months ended March 31, 2003
            and 2002 (Unaudited)                                                                4

            Notes to Unaudited Consolidated Interim Financial Statements                        5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                          9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                         21

Item 4.     Controls and Procedures                                                            21

PART II     OTHER INFORMATION
            -----------------

Item 1.     Legal Proceedings                                                                  24

Item 2.     Changes in Securities and Use of Proceeds                                          24

Item 3.     Defaults Upon Senior Securities                                                    24

Item 4.     Submission of Matters to a Vote of Security Holders                                24

Item 5.     Other Information                                                                  24

Item 6.     Exhibits and Reports on Form 8-K                                                   25

            Signatures                                                                         26

            Certifications                                                                     27

                           TROY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)(UNAUDITED)

                                                                      MARCH 31, 2003  SEPTEMBER 30, 2002
                                                                      --------------  ------------------
         Assets
         ------

Cash and due from banks                                                $    26,708       $    34,020
Loans held for sale                                                          1,067               891
Securities available for sale, at fair value                               327,243           394,067
Securities held to maturity (fair value of $825 and $954 at
    March 31, 2003 and  September 30, 2002, respectively)                      765               883
Net loans receivable                                                       766,877           750,529
Accrued interest receivable                                                  6,243             6,129
Other real estate owned                                                        336               352
Investment in real estate partnerships                                      19,385            19,566
Premises and equipment, net                                                 16,254            16,268
Goodwill, net                                                               30,909            30,909
Core deposit intangibles, net                                                  288               311
Bank-owned life insurance                                                   11,777            11,487
Other assets                                                                22,581            23,465
                                                                       -----------       -----------
         Total assets                                                  $ 1,230,433       $ 1,288,877
                                                                       ===========       ===========

         Liabilities and Shareholders' Equity
         ------------------------------------

Liabilities:
   Deposits:
      Savings accounts                                                 $   276,705       $   271,632
      Money market accounts                                                137,268           108,635
      N.O.W. and demand accounts                                           214,876           205,732
      Time accounts                                                        285,305           296,969
                                                                       -----------       -----------
         Total deposits                                                    914,154           882,968
   Mortgagors' escrow accounts                                               2,735             1,575
   Securities sold under agreements to repurchase                           10,000           134,872
   Short-term borrowings                                                    17,500                --
   Long-term debt                                                          112,407            87,483
   Other liabilities and accrued expenses                                   18,796            24,125
                                                                       -----------       -----------
         Total liabilities                                               1,075,592         1,131,023
                                                                       -----------       -----------

Shareholders' equity:
   Preferred stock, $.0001 par value per share; 15,000,000 shares
     authorized, none issued                                                    --                --
   Common stock, $.0001 par value per share; 60,000,000 shares
     authorized, 12,139,021 shares issued                                        1                 1
   Additional paid-in capital                                              127,278           125,583
   Unallocated common stock held by ESOP                                    (6,638)           (7,406)
   Unvested restricted stock awards                                         (2,049)           (2,548)
   Treasury stock, at cost (2,791,549 shares at March 31,
     2003 and 2,453,186 shares at September 30, 2002)                      (50,703)          (41,116)
   Retained earnings, substantially restricted                              83,682            80,078
   Accumulated other comprehensive income                                    3,270             3,262
                                                                       -----------       -----------
         Total shareholders' equity                                        154,841           157,854
                                                                       -----------       -----------
                Total liabilities and shareholders' equity             $ 1,230,433       $ 1,288,877
                                                                       ===========       ===========

 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      MARCH 31,                   MARCH 31,
                                                                 2003          2002           2003          2002
                                                               --------      --------       --------      --------
Interest and dividend income:
     Interest and fees on loans                                $ 12,983      $ 13,841       $ 26,391      $ 28,099
     Securities available for sale:
         Taxable                                                  1,697         1,824          3,314         3,828
         Tax-exempt                                                 902           844          1,791         1,627
                                                               --------      --------       --------      --------
                  Total securities available for sale             2,599         2,668          5,105         5,455
                                                               --------      --------       --------      --------
     Securities held to maturity                                     16            21             34            56
     Federal funds sold and other                                     2             5              7            16
                                                               --------      --------       --------      --------
         Total interest and dividend income                      15,600        16,535         31,537        33,626
                                                               --------      --------       --------      --------

Interest expense:
     Deposit and escrow accounts                                  3,520         4,906          7,516        10,481
     Short-term borrowings                                          227           291            450           861
     Long-term debt                                               1,163           786          2,257         1,506
                                                               --------      --------       --------      --------
         Total interest expense                                   4,910         5,983         10,223        12,848
                                                               --------      --------       --------      --------
         Net interest income                                     10,690        10,552         21,314        20,778
Provision for loan losses                                           150           320            300           686
                                                               --------      --------       --------      --------
      Net interest income after provision for loan losses        10,540        10,232         21,014        20,092
                                                               --------      --------       --------      --------

Non-interest income:
     Service charges on deposits                                    503           441          1,038           908
     Net rental income from real estate partnerships                411            --            799            --
     Trust service fees                                             176           189            350           426
     Loan servicing fees                                             29            62             85           137
     Commissions from annuity sales                                 113           205            165           307
     Net gains from securities transactions                          67            14            133            27
     Net gains (losses) from mortgage loan sales                     92           (15)           150            13
     Other income                                                   460           622            995         1,194
                                                               --------      --------       --------      --------
         Total non-interest income                                1,851         1,518          3,715         3,012
                                                               --------      --------       --------      --------

Non-interest expenses:
     Compensation and employee benefits                           4,535         4,130          9,066         8,202
     Net occupancy                                                  693           621          1,289         1,200
     Furniture, fixtures and equipment                              199           242            402           495
     Computer charges                                               493           510          1,006         1,043
     Professional, legal and other fees                             242           273            456           470
     Printing, postage and telephone                                294           300            577           547
     Other real estate expenses, net                                 24            14             13            17
     Core deposit intangible amortization                            12            12             24            24
     Other expenses                                                 910           799          1,992         1,656
                                                               --------      --------       --------      --------
         Total non-interest expenses                              7,402         6,901         14,825        13,654
                                                               --------      --------       --------      --------
 Income before income tax expense                                 4,989         4,849          9,904         9,450
 Income tax expense                                               1,614         1,603          3,194         3,105
                                                               --------      --------       --------      --------
 Net income                                                    $  3,375      $  3,246       $  6,710      $  6,345
                                                               ========      ========       ========      ========

Earnings per common share:
   Basic                                                       $    .40      $    .36       $    .79      $    .70
                                                               ========      ========       ========      ========
   Diluted                                                     $    .38      $    .34       $    .74      $    .66
                                                               ========      ========       ========      ========

 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                  ---------------------------------------------
                                                                                     MARCH 31, 2003          MARCH 31, 2002
                                                                                  ---------------------   ---------------------
COMMON STOCK
     Balance at beginning and end of period                                       $       1               $       1
                                                                                  =========               =========

ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of period                                               $ 125,583               $ 118,018
     Adjustment for ESOP shares released for allocation                               1,419                     713
     Adjustment for stock options exercised                                            (359)                    (69)
     Tax benefit from vesting of restricted stock awards                                548                     338
     Tax benefit from non-qualified stock options exercised                              64                      --
     Stock dividend issued                                                               --                   6,347
     Adjustment for grant of restricted stock awards                                     23                     133
                                                                                  ---------               ---------
     Balance at end of period                                                     $ 127,278               $ 125,480
                                                                                  =========               =========

UNALLOCATED COMMON STOCK HELD BY ESOP
     Balance at beginning of period                                               $  (7,406)              $  (8,202)
     ESOP shares released for allocation (81,346 and
              84,412 shares,  respectively)                                             768                     796
                                                                                  ---------               ---------
     Balance at end of period                                                     $  (6,638)              $  (7,406)
                                                                                  =========               =========

UNVESTED RESTRICTED STOCK AWARDS
     Balance at beginning of period                                               $  (2,548)              $  (3,136)
     Grant of restricted stock awards (2,250  and 12,863 shares, respectively)          (61)                   (292)
     Amortization of restricted stock awards                                            557                     520
     Forfeiture of restricted stock awards (315 and 787 shares, respectively)             3                       8
                                                                                  ---------               ---------
     Balance at end of period                                                     $  (2,049)              $  (2,900)
                                                                                  =========               =========

TREASURY STOCK
     Balance at beginning of period                                               $ (41,116)              $ (29,554)
     Purchase of treasury stock (391,805 and 296,400 shares, respectively)          (10,527)                 (7,192)
     Grant of restricted stock awards (2,250 and 12,863 shares, respectively)            38                     159
     Stock dividend issued (5% or 480,868 shares)                                        --                   6,550
     Forfeiture of restricted stock awards (315 and 787 shares, respectively)            (3)                     (8)
     Stock options exercised (51,507 and 41,363 shares, respectively)                   905                     517
                                                                                  ---------               ---------
     Balance at end of period                                                     $ (50,703)              $ (29,528)
                                                                                  =========               =========

RETAINED EARNINGS
     Balance at beginning of period                                               $  80,078               $  84,380
     Net income                                                                       6,710   $   6,710       6,345   $   6,345
     Stock dividend issued                                                               --                 (12,897)
     Cash dividends ($.35 and $.23 per share, respectively)                          (3,106)                 (2,172)
                                                                                  ---------               ---------
     Balance at end of period                                                     $  83,682               $  75,656
                                                                                  =========               =========

ACCUMULATED OTHER COMPREHENSIVE INCOME
     Balance at beginning of period                                               $   3,262               $   3,239
     Unrealized net holding gains (losses) on available for sale securities
       arising during the period (pre-tax $147 and ($2,514), respectively)                           88                  (1,527)
     Reclassification adjustment for net (gains) on available for sale
       securities realized in net income (pre-tax ($133) and ($27), respectively)                   (80)                    (16)
                                                                                              ---------               ---------
     Other comprehensive income (loss)                                                    8           8      (1,543)     (1,543)
                                                                                  ---------   ---------   ---------   ---------
     Comprehensive income                                                                     $   6,718               $   4,802
                                                                                              =========               =========
     Balance at end of period                                                     $   3,270               $   1,696
                                                                                  =========               =========
     Total shareholders' equity                                                   $ 154,841               $ 162,999
                                                                                  =========               =========

 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        DOLLARS IN THOUSANDS (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        -------------------------
                                                                                          2003            2002
                                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $   6,710       $   6,345
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation                                                                                660             785
  Core deposit intangible amortization                                                         24              24
  Net amortization on securities                                                              437             193
  Provision for loan losses                                                                   300             686
  Amortization of restricted stock awards                                                     557             520
  Tax benefit from exercise of non-qualified stock options                                     64              --
  ESOP compensation expense                                                                 1,065             984
  Net accretion of purchase accounting adjustments                                           (237)           (236)
  Net gains on sale of other real estate owned                                                (31)            (21)
  Write-down of other real estate                                                              --              32
  Net gains on sale of other assets                                                           (59)            (52)
  Net gains from securities transactions                                                     (133)            (27)
  Net gains from mortgage loan sales                                                         (150)            (13)
  Proceeds from sales of loans held for sale                                                9,139           6,101
  Net loans made to customers and held for sale                                            (9,165)         (5,360)
  Net decrease (increase) in accrued interest receivable, bank-owned life
      insurance, investments in real estate partnerships and other assets                     406             (83)
  Net decrease in other liabilities and accrued expenses                                   (3,758)         (5,268)
                                                                                        ---------       ---------
Net cash provided by operating activities                                                   5,829           4,610
                                                                                        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities/calls/paydowns of securities held to maturity                        118           1,150
Net loans (made to) repaid by customers                                                   (16,654)          1,196
Purchase of AFS securities                                                               (173,009)       (101,619)
Proceeds from sale of AFS securities                                                      128,240           3,291
Proceeds from maturities/calls/paydowns of AFS securities                                 111,574          83,966
Capital expenditures, net                                                                    (645)           (319)
Proceeds from sales of other assets                                                           195             200
Proceeds from sales of other real estate owned                                                288             313
                                                                                        ---------       ---------
Net cash provided by (used in) investing activities                                        50,107         (11,822)
                                                                                        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                                   31,151          16,668
Net increase in mortgagors' escrow accounts                                                 1,160             937
Net (decrease) increase in securities sold under agreements to repurchase                (124,896)            410
Net increase (decrease) in short-term borrowings                                           17,500         (74,000)
Payments on long-term debt                                                                    (76)             --
Proceeds from long-term debt                                                               25,000          20,000
Cash dividends paid on common stock                                                        (3,106)         (2,172)
Proceeds from stock options exercised                                                         546             448
Purchase of common stock for treasury                                                     (10,527)         (7,192)
                                                                                        ---------       ---------
Net cash used in financing activities                                                     (63,248)        (44,901)
                                                                                        ---------       ---------
Net decrease in cash and cash equivalents                                                  (7,312)        (52,113)
Cash and cash equivalents at beginning of period                                           34,020          74,618
                                                                                        ---------       ---------
Cash and cash equivalents at end of period                                              $  26,708       $  22,505
                                                                                        =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                                          $  10,103       $  12,993
 Income taxes paid                                                                          1,350           3,400
Transfer of loans to other real estate owned                                                  241             300
Adjustment of securities available for sale to fair value, net of  tax                          8          (1,543)
Grant of restricted stock awards (at fair value on grant date), net of forfeitures             58             284

 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
                         NOTES TO UNAUDITED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The unaudited consolidated interim financial statements include the accounts of Troy Financial Corporation (the "Company") and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in which the Company has significant influence, generally ownership of common stock or partnership interests of at least 20% and not more than 50%. Amounts in prior periods' unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. In management's opinion, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2002 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended September 30, 2003, or any other interim periods.

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

The following sets forth certain information regarding the calculation of basic and diluted earnings per share for the three and six-month periods ended March 31 (all share and per share amounts have been restated to reflect the 5% stock dividend issued on March 29, 2002):

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      MARCH 31,                  MARCH 31,
                                              ------------------------    ------------------------
                                                 2003          2002          2003          2002
                                              ----------    ----------    ----------    ----------
Net income (in thousands)                     $    3,375    $    3,246    $    6,710    $    6,345
                                              ==========    ==========    ==========    ==========

Weighted average common shares                 8,492,463     9,098,606     8,526,982     9,123,234

Dilutive effect of potential common shares
   related to stock compensation plans           498,419       567,755       510,141       534,085
                                              ----------    ----------    ----------    ----------

Weighted average common shares including
   potential dilution                          8,990,882     9,666,361     9,037,123     9,657,319
                                              ==========    ==========    ==========    ==========

Basic earnings per share                      $      .40    $      .36    $      .79    $      .70

Diluted earnings per share                    $      .38    $      .34    $      .74    $      .66

NOTE 3. STOCK-BASED COMPENSATION

The Company accounts for stock options granted under its Long-Term Equity Compensation Plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, for fixed stock option awards, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, requires entities to provide pro forma disclosures of net income and earnings per share as if the fair value of all stock-based awards was recognized as compensation expense over the vesting period of the awards. The Company has elected to continue to apply the provisions of APB No. 25 and related Interpretations for its stock options and to provide the pro forma disclosures required by SFAS No. 123. Effective January 1, 2003, the Company adopted SFAS No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure," which requires the Company to provide the proforma disclosures of SFAS No. 123 for each reporting period, as shown in the table below.

On October 1, 1999, the Company's shareholders approved the Troy Financial Corporation Long-Term Equity Compensation Plan (the "LTECP"). The LTECP consists of a stock option plan and a Management Recognition Plan (the "MRP"). The primary objective of the LTECP is to enhance the Company's ability to attract and retain highly qualified officers, employees and directors, by providing such persons with stronger incentives to continue to serve the Company and its subsidiaries and to expend maximum effort to improve the business results and earnings of the Company.

Under the LTECP, 1,274,597 shares (as adjusted for the 5% stock dividend issued on March 29, 2002) of authorized but unissued common stock are reserved for issuance upon option exercises. The Company can also elect to fund option exercises with treasury stock. Options under the LTECP may be either nonqualified stock options or incentive stock options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Options expire no later than ten years following the grant date and vest at a rate of 20% per year.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made during each of the periods (all share and per share amounts have been restated to reflect the 5% stock dividend issued on March 29,
2002):

                                                Three months ended         Six months ended
                                                      March 31,                March, 31
                                                 2003         2002         2003         2002
                                               --------     --------     --------     --------
Dividend yield                                     --           --          2.05%        2.24%
Expected stock price volatility                    --           --          27.4%        27.2%
Average risk-free interest rate                    --           --          2.90%        3.75%
Expected option lives                              --           --       5 years      5 years
Estimated weighted-average fair value of
    options granted during the period              --           --       $  6.32      $  4.88

Pro forma disclosures for each period, utilizing the estimated fair value of the options granted, is as follows:

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  MARCH 31,                       MARCH, 31
                                                             2003            2002            2003           2002
                                                          ---------       ---------       ---------       ---------
                                                                            (Dollars in thousands)
Net income as reported                                    $   3,375       $   3,246       $   6,710       $   6,345
     Add: Stock-based employee compensation expense
     included in reported net income, net of related
     tax effects                                                170             161             335             311
     Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects                                                   (289)           (276)           (572)           (540)
                                                          ---------       ---------       ---------       ---------
Pro forma net income                                      $   3,256       $   3,131       $   6,473       $   6,116
                                                          =========       =========       =========       =========

Basic earnings per share:
     As reported                                          $    0.40       $    0.36      $    0.79        $    0.70
     Pro forma                                                 0.38            0.34           0.76             0.67
Diluted earnings per share:
     As reported                                          $    0.38       $    0.34      $    0.74        $    0.66
     Pro forma                                                 0.36            0.32           0.72             0.63

The Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management's opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the periods presented, may not be representative of the pro forma effects on reported net income and earnings per share for future periods.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of customers and to guarantee the performance of customers to third parties. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $15.5 million at March 31, 2003 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of one year or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, 75% for real estate, and 100% for liquid assets, such as bank certificates of deposit. The

Company had performance and financial standby letters of credit at March 31, 2003 of $14.2 million and $1.3 million, respectively. The fair value of the Company's standby letter of credit was not material at March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." More specifically, the Interpretation explains how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Interpretation requires the primary beneficiaries of variable interest entities to consolidate the variable interest entities if they are subject to a majority of the risk of loss or are entitled to receive a majority of the residual returns. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The provisions of this Interpretation are not expected to have a material impact on the Company's consolidated financial statements.

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2003
--------------------------------------------------------------------------------
                   PART I - FINANCIAL INFORMATION (CONTINUED)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
-------

Troy Financial Corporation (the "Company") is a community based, full-service financial services company offering a wide variety of business, retail, and municipal banking products, as well as a full range of trust, insurance, and investment services. The Company is the bank holding company of The Troy Savings Bank (the "Savings Bank") and The Troy Commercial Bank (the "Commercial Bank"), together the "Banks". The business of the Company is conducted through the Banks. Their primary sources of funds are deposits and borrowings, which are used to originate real estate mortgages, both residential and commercial, commercial business loans, and consumer loans throughout the Company's primary market area which consists of the eight New York counties of Albany, Greene, Saratoga, Schenectady, Schoharie, Warren, Washington, and Rensselaer. The Company's Common Stock is traded on the NASDAQ Stock Market National Market Tier under the symbol "TRYF."

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between the interest it receives on earning assets, such as loans and securities, and the interest it pays on interest-bearing liabilities, principally deposits and borrowings.

Results of operations are also affected by the provision for loan losses, non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes, and to a lesser extent, non-interest income such as service charges on deposit accounts, net rental income from real estate partnerships and trust service fees. Economic conditions, competition and the monetary and fiscal policies of the federal government in general, significantly affect financial institutions, including the Company. Lending activities are influenced by: the demand for, and supply of, commercial real estate, commercial products and services, and housing; competition among lenders; interest rate conditions and prevailing market rates on competing investments; customer preferences; and levels of personal income and savings in the Company's primary market area.

CRITICAL ACCOUNTING POLICIES
----------------------------

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. The Company's policy on the allowance for loan losses is disclosed in note 1 to the consolidated financial statements included in the Company's 2002 Annual Report to Shareholders. A more detailed description of the Company's methodology for determining the allowance for loan losses is included in the "Lending Activities" section of the Company's Form 10-K for the year ended September 30, 2002. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in note 1 to the consolidated financial statements included in the Company's 2002 Annual Report to Shareholders to obtain a better understanding of how the Company's financial performance is reported.

FORWARD-LOOKING STATEMENTS
--------------------------

When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company's assets and liabilities, are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

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

FINANCIAL CONDITION
-------------------

Total assets were $1.2 billion at March 31, 2003, a decrease of $58.4 million, or 4.5% from the $1.3 billion at September 30, 2002. The decrease was principally due to a reduction in securities available for sale, as the Company sold short-term U.S. Treasury bills and used the proceeds to pay-off short-term borrowings.

Cash and cash equivalents were $26.7 million at March 31, 2003, a decrease of $7.3 million, or 21.5% from the $34.0 million at September 30, 2002. The decrease was principally due to a reduction in interest-bearing deposit balances held at the Federal Home Loan Bank ("FHLB").

Securities available for sale ("AFS") were $327.2 million, a decrease of $66.8 million, or 17.0% from $394.1 million as of September 30, 2002. The decrease in AFS securities was principally from the sale of $125.0 million in U.S Treasury bills, offset somewhat by an increase in municipal securities to provide collateral to support the Company's municipal deposit growth. AFS securities represented 26.6% of total assets at March 31, 2003, down from 30.6% at September 30, 2002.

Loans receivable were $781.5 million at March 31, 2003, an increase of $16.4 million, or 2.1% over the $765.1 million at September 30, 2002. The following table shows the loan portfolio composition as of the respective statement of financial condition dates:

                                           MARCH 31, 2003                SEPTEMBER 30, 2002
                                    -----------------------------   -----------------------------
                                    (IN THOUSANDS)     % OF LOANS   (IN THOUSANDS)     % OF LOANS
                                                       ----------                      ----------
Real estate loans:
    Residential                       $ 276,193             35.3%     $ 300,776              39.2%
    Commercial                          313,801             40.1        298,995              39.0
    Construction                         24,762              3.2         17,075               2.3
                                      ---------        ---------      ---------         ---------
        Total real estate loans         614,756             78.6        616,846              80.5
                                      ---------        ---------      ---------         ---------
Commercial business loans               131,524             16.8        118,349              15.4
                                      ---------        ---------      ---------         ---------
Consumer loans:
    Home equity lines                    23,583              3.0         14,796               1.9
    Other consumer                       12,816              1.6         16,678               2.2
                                      ---------        ---------      ---------         ---------
        Total consumer loans             36,399              4.6         31,474               4.1
                                      ---------        ---------      ---------         ---------
Gross loans                             782,679            100.0%       766,669             100.0%
                                                       =========                        =========
Net deferred loan fees/costs and
    unearned discounts                   (1,179)                         (1,602)
                                      ---------                       ---------
        Total loans receivable        $ 781,500                       $ 765,067
                                      =========                       =========

Loan growth was moderate during the period, as growth in commercial real estate, commercial business and home equity lines more than offset the run-off in the Company's residential mortgage and other consumer loan portfolios. The Company continues to expand its commercial loan portfolio, which includes commercial real estate, construction and commercial business loans, which now represent 60.1% of total loans. The Company continues to experience accelerated prepayments in the residential loan portfolio as existing customers continue to refinance, due to lower interest rates. The Company does not currently hold its 30-year loan production, but instead sells the loans in the secondary market, consequently portfolio run-off has exceeded the retained loan production, such as 15-year fixed and variable-rate products.

The Company supplemented growth in its commercial loan portfolio with a successful home equity loan campaign, which increased outstandings $8.8 million, or 59.4% from September 30, 2002. The home equity line product is indexed to prime and has a lower initial offering rate. The Company expects to continue to emphasize growth in this portfolio, which as of March 31, 2003 had unused commitments of $15.6 million. Subject to market conditions, the Company also intends to continue to increase its commercial real estate and commercial business loan portfolios as part of its strategy to diversify its portfolio and increase commercial banking activities.

Non-performing assets at March 31, 2003 were $2.8 million, or .23% of total assets, up modestly from the .19% of total assets at September 30, 2002, due primarily to a restructured real estate loan. The table below sets forth the amounts and categories of the Company's non-performing assets.

                                                               MARCH 31,   SEPTEMBER 30,
                                                               ---------   -------------
                                                                 2003          2002
                                                                -------       -------
                                                                   (IN THOUSANDS)
  Non-accrual loans:
      Real estate loans:
         Residential                                            $ 1,158       $ 1,147
         Commercial                                                 343           555
         Construction                                                --            --
                                                                -------       -------
           Total real estate loans                                1,501         1,702
      Commercial business loans                                     281           264
      Home equity lines                                              51            30
      Other consumer loans                                          117           101
                                                                -------       -------
         Total non-accrual loans                                  1,950         2,097
  Troubled debt restructurings                                      530            --
                                                                -------       -------
           Total non-performing loans                           $ 2,480       $ 2,097
                                                                =======       =======
  Other real estate owned:
         Residential real estate                                     --           227
         Commercial real estate                                     336           125
                                                                -------       -------
            Total other real estate owned                           336           352
                                                                -------       -------
  Total non-performing assets                                   $ 2,816       $ 2,449
                                                                =======       =======

  Allowance for loan losses                                     $14,623       $14,538
                                                                =======       =======
  Allowance for loan losses as a percentage
    of non-performing loans                                      589.64%       693.28%
  Allowance for loan losses as a percentage of total loans         1.87%         1.90%
  Non-performing loans as a percentage of total loans              0.32%         0.27%
  Non-performing assets as a percentage of total assets            0.23%         0.19%

The slight increase in non-performing loans at March 31, 2003 as compared to September 30, 2002 was principally due to the restructured real estate loan. The Company does not expect the increase to result in higher net charge-offs, as the loan is secured by real estate.

The following table summarizes the activity in other real estate owned for the periods presented:

                                                  SIX MONTHS ENDED MARCH 31,
                                                      2003           2002
                                                     -----          -----
                                                        (IN THOUSANDS)


Other real estate beginning of period                $ 352          $ 265
Transfer of loans to other real estate owned           241            300
Sales of other real estate, net                       (257)          (292)
Write-down of other real estate                         --            (32)
                                                     -----          -----
Other real estate end of period                      $ 336          $ 241
                                                     =====          =====

Additionally, at March 31, 2003, the Company has identified approximately $10.4 million of loans which are now performing loans, but where known information causes management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. This represents an increase of

$5.0 million from the $5.4 million reported at September 30, 2002, but down $2.4 million from the $12.8 million at December 31, 2002. The increase from September 30, 2002 was due to the downgrade of a commercial loan, which is secured by real estate, inventory and equipment. The Company believes that if economic and/or business conditions deteriorate in its lending area, some of these loans could become non-performing in the future.

The allowance for loan losses was $14.6 million or 1.87% of period end loans at March 31, 2003, and provided coverage of non-performing loans of 589.64%, compared to coverage of 693.28% and 1.90% of period end loans as of September 30, 2002. The following summarizes the activity in the allowance for loan losses:

                                             SIX MONTHS ENDED MARCH 31,
                                               2003              2002
                                             --------          --------
                                                   (IN THOUSANDS)
Allowance at beginning of the period         $ 14,538          $ 14,333
    Charge-offs                                  (281)             (725)
    Recoveries                                     66               152
                                             --------          --------
        Net charge-offs                          (215)             (573)
    Provision for loan losses                     300               686
                                             --------          --------
Allowance at end of the period               $ 14,623          $ 14,446
                                             ========          ========

Total deposits were $914.2 million at March 31, 2003, up $31.2 million or 3.5% from the $883.0 million at September 30, 2002. The following table shows the deposit composition as of the two dates:

                                        MARCH 31, 2003              SEPTEMBER 30, 2002
                                 ----------------------------  ----------------------------
                                 (IN THOUSANDS) % OF DEPOSITS  (IN THOUSANDS) % OF DEPOSITS
Savings                             $276,705          30.3%       $271,632          30.8%
Money market                         137,268          15.0         108,635          12.3
NOW                                  133,163          14.6         124,319          14.1
Non-interest-bearing demand           81,713           8.9          81,413           9.2
                                    --------      --------        --------      --------
   Total core deposits               628,849          68.8%        585,999          66.4%
                                    --------      --------        --------      --------
Certificates of deposits             285,305          31.2         296,969          33.6
                                    --------      --------        --------      --------
   Total Deposits                   $914,154         100.0%       $882,968         100.0%
                                    ========      ========        ========      ========

Deposits increased principally from growth in municipal money market deposits which more than offset the run-off in higher costing certificates of deposits ("CD's"). The Company has aggressively lowered rates on its CD's in an effort to replace these higher cost deposits with lower costing core deposits (all deposit accounts other than certificates of deposits). As a result of these efforts, CD's are down $11.7 million, or 3.9% from September 30, 2002. Core deposits are up $42.9 million, or 7.3% and now represent 68.8% of total deposits up from 66.4% at September 30, 2002. The Company expects CD's to continue to decrease, as scheduled maturities in the next several months are at somewhat higher rates than the Company's current offering rates.

The Company decreased its total borrowings, which are primarily with the Federal Home Loan Bank of New York ("FHLB"), to $139.9 million at March 31, 2003, a decrease of $82.5 million, or 37.1% from the $222.4 million at September 30, 2002. Short-term borrowings (including repurchase agreements) decreased $107.4 million, or 79.6%, whereas long-term borrowings increased $24.9 million or 28.5%, as the Company took advantage of the lower interest rates to lock-in some long-term financing. However, the Company expects to continue to leverage the balance sheet with long-term borrowings, especially in light of historically low interest rates, to fund loan growth and to pre-fund much higher rate borrowings scheduled to mature in the third and fourth quarters of fiscal 2003. At March 31, 2003, the Company still had additional available credit of $32.5 million under its overnight line and $50.0 million under its one-month advance program with the FHLB.

Shareholders' equity at March 31, 2003 was $154.8 million, a decrease of $3.0 million or 1.9% from the $157.9 million at September 30, 2002. The decrease was principally due to the $10.5 million cost to repurchase 391,805 shares of the Company's common stock. Partially offsetting this decrease was $3.6 million of net income retained after cash dividends, a $2.2 million increase due to ESOP shares released, $1.1 million due to the amortization of restricted stock awards including the tax benefits on shares vesting and $.6 million from stock option exercises, including tax benefits on non-qualified shares.

Shareholders' equity as a percentage of total assets increased to 12.6% at March 31, 2003, compared to 12.3% at September 30, 2002, primarily due to the decrease in total assets. Book value per common share was $16.57 at March 31, 2003, compared to $16.30 at September 30, 2002.

COMPARISON OF OPERATING RESULTS
-------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------

General
-------

For the three months ended March 31, 2003, the Company recorded net income of $3.4 million, an increase of $129 thousand, or 4.0%, compared to the three month period ended March 31, 2002. Basic and diluted earnings per share were $.40 and $.38 respectively, an increase of 11.1% and 11.8% compared to basic and diluted earnings per share of $.36 and $.34, respectively, for the three months ended March 31, 2002. For the three months ended March 31, 2003, weighted average common shares - basic were 8,492,463, down 606,143, or 6.7%, from the comparable period in the prior year due to the Company's share repurchase programs. Weighted average shares - diluted were down 675,479, or 7.0% due to option exercises and vesting of restricted shares since the prior period.

Annualized return on average assets was 1.13% for the three months ended March 31, 2003 and 1.19% for the 2002 period. Annualized return on average equity was 8.81% for the three months ended March 31, 2003 and 8.00% for the 2002 period.

Net Interest Income
-------------------

Net interest income on a tax-equivalent basis was $11.3 million for the three months ended March 31, 2003, an increase of $218 thousand, or 2.0%, from the $11.1 million for the comparable period of the prior fiscal year. The increase was volume related, with average earning assets up $87.2 million, or 8.6%, from the comparable period of the prior fiscal year.

Interest income for the three months ended March 31, 2003 was $16.2 million on a tax-equivalent basis, down $855 thousand, or 5.0% from the comparable period last year. The effect of the $87.2 million increase in average earning assets, somewhat offset the 85 basis point decrease in the Company's yield on average earning assets, due to the generally lower level of interest rates compared to the same period of the prior year.

Average earning assets increased principally in the loan and securities available for sale portfolios, which on average grew 2.0% and 29.9%, respectively. Average loans increased $14.8 million principally due to the increase in the Company's commercial real estate and commercial business loan portfolios, as the Company continues to emphasize its commercial banking strategy. The yield on the Company's average loan portfolio decreased 55 basis points, as the Company's commercial business loan portfolio, which is principally variable rate, re-priced lower due to the reduction in short-term market interest rates since the prior year. Furthermore, the yield on the Company's residential portfolio was adversely impacted by refinancing of higher yielding fixed rate loans, as well as the continued downward repricing of the Company's adjustable rate mortgage portfolio. The Company continues to expect its interest income to be adversely impacted by the on-going re-pricing of its adjustable rate mortgage portfolio, as well as the re-pricing of its commercial mortgage portfolio due to scheduled and customer-driven re-pricing.

Average securities available for sale increased $73.0 million or 29.9%, principally from an increase in the tax- exempt municipal securities, where purchases were made to provide collateral for municipal deposit growth. The yield on the average securities portfolio decreased 122 basis points as the Company's relatively short average life tax-exempt securities portfolio re-priced faster (yield on average municipal securities portfolio decreased 124 basis points) in response to the decrease in overall market interest rates. In addition, recent purchases in the tax-exempt municipal securities portfolio (most of which have a maturity of one-year or less) have been purchased at rates much lower than the current average portfolio yield due to the lower interest rate environment.

Interest expense for the three months ended March 31, 2003, was $4.9 million, a decrease of $1.1 million or 17.9%. Average interest bearing liabilities increased $105.5 million or 12.3%, principally due to municipal money market deposits generated by the Commercial Bank (money market deposits for the Commercial Bank averaged $72.2 million for the three months ended March 31, 2003, compared to $24.1 million in the comparable period). The Company has aggressively re-priced its deposits, especially its CD's, resulting in an average cost of funds of 2.07%, a reduction of 76 basis points, compared to the same period of the prior year. The average cost of CD's was 2.64% for the three months ended March 31, 2003, down 131 basis points from the comparable period of the prior year. The Company has also increased its average borrowings to $137.5 million, an increase of $30.0 million, or 27.9%. Despite the decreased interest rates between the periods, the cost of its borrowings has increased 4 basis points, as all of the growth has been in long-term fixed rate borrowings.

The net interest margin was 4.17%, down 27 basis points from the comparable period of the prior year. The net interest margin decrease was due primarily to the 9 basis point drop in the net interest spread from the comparable period of the prior year, as the Company's earning asset growth this period has been principally in lower yielding short-term municipal securities. Although this has adversely impacted the margin in the short-term, the Company will be able to reinvest at higher rates, should interest rates rise. The Company's net interest margin was also adversely impacted by the interest expense on debt acquired as part of the Company's real estate joint venture investment in May 2002. The Company expects its net interest margin to decrease modestly over the next quarter, due to continued repricing of its loan and securities portfolios. The Company expects to continue to reduce its cost of funds, as approximately $93.7 million of time deposits will be maturing over the next three months, many of which will be re-pricing at lower rates. In addition, the Company has recently lowered its savings deposit rate, however its ability to lower this rate in the future is somewhat limited.

The Company had $135.1 million of average earning assets with no funding costs for the three months ended March 31, 2003, a decrease of $18.4 million, or 12.0%, from the $153.4 million for the three months ended March 31, 2002. The decrease was principally a result of the Company's investment in real estate partnerships, which increased the level of non-earning assets.

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

The provision for loan losses was $150 thousand, or .08% annualized of average loans for the three months ended March 31, 2003, down $170 thousand, or 53.1% from March 31, 2002, which represented .17% of average loans. The reduced provision was due primarily to lower net charge-offs. Net charge-offs were $127 thousand, or .07% of average loans for the quarter ended March 31, 2003, compared to net charge-offs of $277 thousand, or .15% of average loans in the comparable period last year. Non-performing loans were $2.5 million or .32% of total loans at March 31, 2003, down $365 thousand from March 31, 2002, when they were .37% of total loans. At March 31, 2003, the allowance for loan losses was $14.6 million or 1.87% of period end loans, and provided coverage of non-performing loans of 589.64%, compared to 1.90% and 507.77%, respectively, as of March 31, 2002.

Non-Interest Income
-------------------

Non-interest income was $1.9 million for the three months ended March 31, 2003, up $333 thousand, or 21.9% from the comparable period of the prior fiscal year. The growth was principally due to the Company's real estate joint venture, which had net rental income of $411 thousand; there was no net rental income in the comparable period last year. Service charges on deposit accounts increased $62 thousand or 14.1% due in part to growth in the number of accounts, as well as higher service fees on commercial business accounts. Somewhat offsetting these increases was lower loan servicing fees, trust fees and annuity commissions, which were adversely impacted by current market conditions.

Non-Interest Expenses
---------------------

Non-interest expenses were $7.4 million for the three months ended March 31, 2003 up $501 thousand, or 7.3% from the comparable period of the prior fiscal year, due to an increase in personnel, net occupancy and other expenses. Compensation and employee benefits were up $405 thousand, or 9.8% due to increased pension costs, as well as merit-related salary increases and staff additions. Pension costs increased approximately $200 thousand, as lower interest rates increased pension liabilities and weak investment performance this past fiscal year reduced plan assets. Net occupancy costs were up principally from heating and snow removal costs. Other expenses increased $111 thousand or 13.9% due principally to the non-reimbursable operating costs of the Company's real estate partnership of $94 thousand; there were no similar costs in the comparable period last year.

Income Tax Expense
------------------

Income tax expense for the three months ended March 31, 2003 was $1.6 million, an increase of $11 thousand, or .7% from the comparable period of the prior fiscal year. The Company's effective tax rates for the three months ended March 31, 2003 and 2002 were 32.4% and 33.1%, respectively. The increase in income tax expense is principally from the impact of the higher income before income tax this year; the lower effective tax rate reflects tax-exempt income that represented a higher portion of the Company's income before tax in this period, compared to the same period last year.

COMPARISON OF OPERATING RESULTS
-------------------------------
FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
------------------------------------------------

General
-------

For the six months ended March 31, 2003, the Company recorded net income of $6.7 million, an increase of $365 thousand, or 5.8%, compared to the six month period ended March 31, 2002. Basic and diluted earnings per share were $.79 and $.74 respectively, an increase of 12.9% and 12.1% compared to basic and diluted earnings per share of $.70 and $.66, respectively for the six months ended March 31, 2002. For the six months ended March 31, 2003, weighted average common shares - basic were 8,526,982, down 596,252, or 6.5%, from the comparable period in the prior year due to the Company's share repurchase programs. Weighted average shares - diluted were down 620,196, or 6.4% due to option exercises and vesting of restricted shares since the prior period.

Annualized return on average assets was 1.13% for the six months ended March 31, 2003 and 1.16% for the 2002 period. Annualized return on average equity was 8.66% for the six months ended March 31, 2003 and 7.73% for the 2002 period.

Net Interest Income
-------------------

Net interest income on a tax-equivalent basis was $22.5 million for the six months ended March 31, 2003, an increase of $722 thousand, or 3.3%, from the $21.8 million for the comparable period of the prior fiscal year. The increase was volume related, with average earning assets up $79.4 million, or 7.9%, from the comparable period of the prior fiscal year.

Interest income for the six months ended March 31, 2003 was $32.7 million on a tax-equivalent basis, down $1.9 million, or 5.5% from the comparable period last year. The effect of the $79.4 million increase in average earning assets was more than offset by the 86 basis point decrease in the Company's yield on average earning assets, due generally to lower interest rates compared to the same period of the prior year.

Average earning assets increased principally in the loan and securities available for sale portfolios, which on average grew 1.6% and 28.8%, respectively. Average loans increased $12.5 million principally due to the increase in the Company's commercial real estate and commercial business loan portfolios, as the Company continues to emphasize its commercial banking strategy. The yield on the Company's average loan portfolio decreased 53 basis points, as the Company's commercial business loan portfolio, which is principally variable rate, re-priced lower due to the reduction in short-term market interest rates since the prior year. Furthermore, the yield on the Company's residential portfolio was adversely impacted by refinancing of higher yielding fixed rate loans, as well as the continued downward repricing of the Company's adjustable rate mortgage portfolio. The Company continues to expect its interest income to be adversely impacted by the on-going re-pricing of its adjustable rate mortgage portfolio, as well as the re-pricing of its commercial mortgage portfolio due to scheduled and customer-driven re-pricing.

Average securities available for sale increased $67.8 million or 28.8%, principally from an increase in the tax- exempt municipal securities portfolio, where purchases were made to provide collateral for municipal deposit growth. The yield on the average securities portfolio decreased 137 basis points as the Company's relatively short average life tax-exempt securities portfolio re-priced faster (yield on average municipal securities portfolio decreased 152 basis points) in response to the decrease in overall market interest rates. In addition, recent purchases in the tax-exempt municipal securities portfolio (most of which have a maturity of one-year or less) have been purchased at rates much lower than the current average portfolio yield due to the lower interest rate environment.

Interest expense for the six months ended March 31, 2003 was $10.2 million, a decrease of $2.6 million or 20.4%. Average interest bearing liabilities increased $97.0 million or 11.4%, principally due to municipal money market deposit growth generated by the Commercial Bank. The Company has aggressively re-priced its deposits, especially its CD's, resulting in an average cost of funds of 2.17%, a reduction of 87 basis points. The average cost of CD's was 2.78% for the six months ended March 31, 2003, down 144 basis points from the comparable period of the prior year. The Company also increased its average borrowings to $127.4 million, an increase of $23.3 million, or 22.4%.

The net interest margin was 4.17%, down 19 basis points from the comparable period of the prior year. The net interest margin decrease was due primarily to the interest expense on the debt acquired as part of the Company's real estate joint venture investment in May 2002. The Company expects its net interest margin to decrease modestly over the next quarter, due to continued repricing of its loan and securities portfolios. The Company expects to continue to reduce its cost of funds, as approximately $93.7 million of time deposits will be maturing over the next three months, many of which will be re-pricing at lower rates. In addition, the Company has recently lowered its savings deposit rate.

The Company had $134.9 million of average earning assets with no funding costs for the six months ended March 31, 2003, a decrease of $17.6 million, or 11.5%, from the $152.5 million for the six months ended March 31, 2002. The decrease was principally due to the Company's investment in real estate partnerships, which increased the level of non-earning assets.

For more information on average balances, interest, yields and rates, please refer to Table #2, included in this report.

Provision for Loan Losses
-------------------------

The provision for loan losses was $300 thousand, or .08% annualized of average loans for the six months ended March 31, 2003, down $386 thousand, or 56.3% from the comparable period ended March 31, 2002 which represented .18% of average loans. The reduced provision was due primarily to lower net charge-offs. Net charge-offs were $215 thousand, or .06% of average loans for the six months ended March 31, 2003, compared to net charge-offs of $573 thousand, or .15% of average loans in the comparable period last year.

Non-Interest Income
-------------------

Non-interest income was $3.7 million for the six months ended March 31, 2003, up $703 thousand, or 23.3% from the comparable period of the prior fiscal year. The growth was principally due to the Company's real estate joint venture, which had net rental income of $799 thousand; there was no net rental income in the comparable period. Service charges on deposit accounts increased $130 thousand or 14.3% due in part to growth in the number of accounts, as well as higher service fees on commercial business accounts. Somewhat offsetting these increases was lower loan servicing fees, trust fees and annuity commissions, which were adversely impacted by current market conditions.

Non-Interest Expenses
---------------------

Non-interest expenses were $14.8 million for the six months ended March 31, 2003, up $1.2 million, or 8.6% from the comparable period of the prior fiscal year, due principally to an increase in personnel and other expenses.

Compensation and employee benefits were up $864 thousand, or 10.5%, due to increased pension and ESOP costs, as well as merit-related salary increases and staff additions. Pension costs increased approximately $400 thousand, as lower interest rates increased pension liabilities and weak investment performance this past fiscal year reduced plan assets. ESOP-related compensation costs increased $81 thousand due to the higher average market price of the Company's stock during the period. Other expenses increased $336 thousand or 20.3% due principally to marketing and related costs to the Company's home equity loan campaign and non-reimbursable operating costs of the Company's real estate partnership. Marketing and other related costs for the Company's home equity campaign during the period were approximately $115 thousand. Costs related to the Company's real estate partnership were approximately $197 thousand; there were no similar costs in the comparable prior year period.

Income Tax Expense
------------------

Income tax expense for the six months ended March 31, 2003 was $3.2 million, an increase of $89 thousand, or 2.9% from the comparable period of the prior fiscal year. The Company's effective tax rates for the six months ended March 31, 2003 and 2002 were 32.2% and 32.9%, respectively. The increase in income tax expense is principally due to higher income before income tax this year; the lower effective tax rate reflects tax-exempt income that represented a higher portion of the Company's income before tax in this period, compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is the ability to generate cash flows to meet present and expected future funding needs. Management monitors the Company's liquidity position on a daily basis to evaluate its ability to meet expected and unexpected depositor withdrawals, fund loan commitments and make new loans or investments.

The Company's primary sources of funds for operations are deposits, borrowings, principal and interest payments on loans and maturities of securities available for sale. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, as well as FHLB advances. Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of the depositors, and meet all other daily obligations of the Company.

Net cash of $5.8 million was provided by operating activities during the six months ended March 31, 2003, up $1.2 million from the comparable six-month period. The increase in operating cash was principally due to lower income tax payments made in the current period as the Company utilized tax overpayments made in the prior fiscal year.

Investing activities provided net cash of $50.1 million during the six months ended March 31, 2003. Net securities activities provided $66.9 million, which was offset somewhat by the $16.7 million used to fund loan growth. Financing activities used net cash of $63.2 million, as the Company reduced short-term borrowings (includes securities sold under agreement to repurchase) by $107.4 million, paid cash dividends of $3.1 million and used $10.5 million to repurchase 391,805 shares of its common stock, offset in part by an increase in deposits of $31.2 million and long-term borrowings of $24.9 million.

An important source of the Company's funds is the Company's core deposits. Management believes that a substantial portion of the Company's $914.2 million of deposits are a dependable source of funds, due to long-term customer relationships. The Company does not currently use brokered deposits as a source of funds, and as of March 31, 2003, time deposit accounts having balances of $100 thousand or more totaled $64.1 million, or 7.0% of total deposits.

The Company anticipates that it will have sufficient funds to meet its current commitments. At March 31, 2003, the Company had commitments to originate loans of $32.6 million. In addition, the Company had undrawn commitments of $130.5 million on commercial business, home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at March 31, 2003, totaled $228.1 million, and management believes that a significant portion of such deposits will remain with the Company.

On April 16, 2002, the Company announced a plan to repurchase up to 1,009,276 shares of its common stock or approximately 10% of its outstanding shares. Since the announcement, the Company has repurchased 883,370 shares of its stock at a cost of $23.6 million. The Company still has authority under this stock repurchase program to repurchase 125,906 additional shares. Furthermore, on April 28, 2003, the Company announced an additional 10% stock repurchase plan, representing approximately 917,657 of its outstanding shares remaining after completion of the earlier program. As part of its capital management program, the Company expects to continue to repurchase shares from time to time as market and business conditions warrant, improving return on average equity and earnings per share.

On an unconsolidated basis, the Company's primary source of funds is dividends from the Banks. At March 31, 2003, the Company had $4.1 million of cash and securities available for sale at the holding company level on an unconsolidated basis to use for direct activities of the Company. New York State Banking law provides that all dividends declared in any calendar year shall not exceed the total of the Bank's net profits for the year combined with its retained net profits of the preceding two years, less any required transfer to surplus, without the prior approval from the Superintendent of Banks. The Savings Bank had received approval to pay dividends to the Parent Company in calendar year 2002 in excess of that amount. The Company expects the Savings Bank to resume paying cash dividends to the Parent Company in calendar year 2003. The Savings Bank has earned $3.0 million in net profits in calendar year 2003, which is available for distribution. The Commercial Bank has earned $1.6 million in net profits since its inception in July 2000, and has paid cash dividends of $878 thousand; the balance is available for distribution, however under the Commercial Bank's charter approval, its tier 1 capital ratio must be at least 8% through June 30, 2003, so no further distribution is expected at this time.

At March 31, 2003, the Savings Bank, the Commercial Bank, and the Company all met the capital adequacy requirements to which they were subject. Also as of that date, each entity met the standards to be classified as well-capitalized under applicable regulations. The following is a summary of the actual capital amounts and ratios at March 31, 2003, compared to regulatory minimum capital requirements:

                                      ACTUAL                        MINIMUM
                                      AMOUNT            %              %
                                     ---------        -----         -------
TIER 1 CAPITAL:
   COMMERCIAL BANK                   $  10,723         8.04%         4.00%
   SAVINGS BANK                      $  99,920         9.47%         4.00%
   CONSOLIDATED                      $ 120,421        10.19%         4.00%
TIER 1 RISK BASED CAPITAL:
   COMMERCIAL BANK                   $  10,723        36.25%         4.00%
   SAVINGS BANK                      $  99,920        12.94%         4.00%
   CONSOLIDATED                      $ 120,421        15.14%         4.00%
TOTAL RISK BASED CAPITAL:
   COMMERCIAL BANK                   $  10,729        36.27%         8.00%
   SAVINGS BANK                      $ 109,650        14.20%         8.00%
   CONSOLIDATED                      $ 130,613        16.42%         8.00%

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company believes there have been no material change in the Company's interest rate risk position since September 30, 2002. Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities.

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

(b) There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

               TABLE #1 AVERAGE BALANCES, INTEREST, YIELD AND RATE
                        ------------------------------------------

The following table sets forth certain information relating to the Company's average earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. All average balances are daily average balances. Statutory tax rates were used to calculate tax-exempt income on a tax-equivalent basis. Non-accruing loans have been included in the table as loans with interest recognized on a cash basis only. The yield on securities available for sale is computed based on amortized cost.

                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                             ----------------------------------------------------------------------------
                                                             2003                                    2002
                                             -------------------------------------   ------------------------------------
                                              AVERAGE                                 AVERAGE
                                              BALANCE      INTEREST    YIELD/RATE     BALANCE      INTEREST    YIELD/RATE
                                             ----------   ----------   -----------   ----------   ----------   ----------
                                                                (DOLLARS IN THOUSANDS) (UNAUDITED)
EARNING ASSETS
  Total loans                                $  777,235   $   13,072         6.73%   $  762,390   $   13,876        7.28%
  Loans held for sale                             1,421           25         7.04%        1,482           29        7.83%
  Securities held to maturity                       805           16         7.95%        1,027           21        8.18%
  Securities available for sale:
    Taxable                                     149,420        1,715         4.59%      130,714        1,840        5.63%
    Tax-exempt                                  168,227        1,358         3.23%      113,905        1,272        4.47%
                                             ----------   ----------                 ----------   ----------
      Total securities available for sale       317,647        3,073         3.87%      244,619        3,112        5.09%
                                             ----------   ----------                 ----------   ----------
  Federal funds sold and other                      591            2         1.37%        1,007            5        2.01%
                                             ----------   ----------                 ----------   ----------
    Total earning assets                      1,097,699       16,188         5.90%    1,010,525       17,043        6.75%
                                                          ----------                              ----------
  Allowance for loan losses                     (14,631)                                (14,498)
  Other assets, net                             130,167                                 110,328
                                             ----------                              ----------
         Total assets                        $1,213,235                              $1,106,355
                                             ==========                              ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    NOW and Super NOW accounts               $  128,494        $ 257         0.81%   $  117,650   $      275        0.95%
    Money market accounts                       133,676          523         1.59%       61,875          344        2.25%
    Savings accounts                            273,638          865         1.28%      257,462        1,256        1.98%
    Time deposits                               287,168        1,868         2.64%      309,632        3,019        3.95%
    Escrow accounts                               2,179            7         1.30%        3,004           12        1.62%
                                             ----------   ----------                 ----------   ----------
    Total interest-bearing deposits             825,155        3,520         1.73%      749,623        4,906        2.65%
                                             ----------   ----------                 ----------   ----------
  Borrowings:
   Securities sold U/A to repurchase             10,882          147         5.48%       13,538          172        5.15%
   Short-term borrowings                         24,206           80         1.34%       25,587          119        1.89%
   Long-term debt                               102,367        1,163         4.61%       68,333          786        4.66%
                                             ----------   ----------                 ----------   ----------
        Total borrowings                        137,455        1,390         4.10%      107,458        1,077        4.06%
                                             ----------   ----------                 ----------   ----------
    Total interest-bearing liabilities          962,610        4,910         2.07%      857,081        5,983        2.83%
                                                          ----------                              ----------
  Non-interest-bearing deposits                  73,853                                  65,937
  Other liabilities                              21,348                                  18,850
  Shareholders' equity                          155,424                                 164,487
                                             ----------                              ----------
         Total liabilities & equity          $1,213,235                              $1,106,355
                                             ==========                              ==========

  Net interest spread                                                        3.83%                                  3.92%
  Net interest income/net interest margin                 $   11,278         4.17%                $   11,060        4.44%
  Ratio of earning assets to
     interest-bearing liabilities                                          114.03%                                117.90%
  Less: tax equivalent adjustment                                588                                     508
                                                          ----------                              ----------
  Net interest income as per
     consolidated financial statements                    $   10,690                              $   10,552
                                                          ==========                              ==========

               TABLE #2 AVERAGE BALANCES, INTEREST, YIELD AND RATE
                        ------------------------------------------

The following table sets forth certain information relating to the Company's average earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. All average balances are daily average balances. Statutory tax rates were used to calculate tax-exempt income on a tax-equivalent basis. Non-accruing loans have been included in the table as loans with interest recognized on a cash basis only. The yield on securities available for sale is computed based on amortized cost.

                                                                  FOR THE SIX MONTHS ENDED MARCH 31,
                                             -----------------------------------------------------------------------------
                                                             2003                                   2002
                                             --------------------------------------  -------------------------------------
                                               AVERAGE                                 AVERAGE
                                               BALANCE     INTEREST      YIELD/RATE    BALANCE     INTEREST     YIELD/RATE
                                             ----------   ----------     ----------  ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS) (UNAUDITED)
EARNING ASSETS
  Total loans                                $  773,272      $26,552         6.87%   $  760,764   $   28,163        7.40%
  Loans held for sale                             1,796           65         7.24%        1,604           60        7.48%
  Securities held to maturity                       835           34         8.14%        1,381           56        8.11%
  Securities available for sale:
    Taxable                                     140,615        3,347         4.76%      133,952        3,859        5.76%
    Tax-exempt                                  162,377        2,696         3.32%      101,258        2,450        4.84%
                                             ----------   ----------                 ----------   ----------
       Total securities available for sale      302,992        6,043         3.99%      235,210        6,309        5.36%
                                             ----------   ----------                 ----------   ----------
  Federal funds sold and other                    1,006            7         1.40%        1,577           16        2.03%
                                             ----------   ----------                 ----------   ----------
    Total earning assets                      1,079,901       32,701         6.06%    1,000,536       34,604        6.92%
                                                          ----------                              ----------
  Allowance for loan losses                     (14,630)                                (14,456)
  Other assets, net                             130,672                                 110,040
                                             ----------                              ----------
         Total assets                        $1,195,943                              $1,096,120
                                             ==========                              ==========

INTEREST-BEARING LIABILITIES
  Deposits:
    NOW and Super NOW accounts               $  126,582   $      529         0.84%   $  117,116   $      647        1.11%
    Money market accounts                       127,208        1,059         1.67%       48,627          545        2.25%
    Savings accounts                            272,293        1,901         1.40%      255,930        2,550        2.00%
    Time deposits                               288,722        4,007         2.78%      318,896        6,709        4.22%
    Escrow accounts                               2,787           20         1.44%        3,412           30        1.76%
                                             ----------   ----------                 ----------   ----------
    Total interest-bearing deposits             817,592        7,516         1.84%      743,981       10,481        2.83%
                                             ----------   ----------                 ----------   ----------
  Borrowings:
   Securities sold U/A to repurchase             13,069          317         4.86%       13,542          347        5.14%
   Short-term borrowings                         19,040          133         1.40%       27,558          514        3.74%
   Long-term debt                                95,270        2,257         4.75%       62,940        1,506        4.80%
                                             ----------   ----------                 ----------   ----------
        Total borrowings                        127,379        2,707         4.26%      104,040        2,367        4.56%
                                             ----------   ----------                 ----------   ----------
    Total interest-bearing liabilities          944,971       10,223         2.17%      848,021       12,848        3.04%
                                                          ----------                              ----------
  Non-interest-bearing deposits                  74,347                                  63,675
  Other liabilities                              21,234                                  19,802
  Shareholders' equity                          155,391                                 164,622
                                             ----------                              ----------
         Total liabilities & equity          $1,195,943                              $1,096,120
                                             ==========                              ==========

  Net interest spread                                                        3.89%                                  3.88%
  Net interest income/net interest margin                 $   22,478         4.17%                $   21,756        4.36%
  Ratio of earning assets to
     interest-bearing liabilities                                          114.28%                                117.98%
  Less: tax equivalent adjustment                              1,164                                     978
                                                          ----------                              ----------
  Net interest income as per
     consolidated financial statements                    $   21,314                              $   20,778
                                                          ==========                              ==========

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q

                                 MARCH 31, 2003
--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or which their property is subject.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

                           None

Item 3. Defaults Upon Senior Securities
        -------------------------------

                           Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

                  At the annual meeting of shareholders held on February 13, 2003, there were 8,429,477 voting shares present in person or by proxy, which represented 91.2% of the Company's 9,247,705 outstanding shares eligible to vote. Votes were taken on the following proposal:

                  Proposal #1 "Election of four directors for three-year terms and until their successors have been duly elected and qualified."

     NOMINEES                VOTES FOR    PERCENTAGE    WITHHOLD    PERCENTAGE
----------------------       ---------    ----------    --------    ----------

Wilbur J. Cross              8,298,246      98.4%       131,231        1.6%
Willie A. Hammett            8,306,236      98.5%       123,241        1.5%
Thomas B. Healy              8,379,071      99.4%        50,406        0.6%
Daniel J. Hogarty, Jr.       8,394,569      99.6%        34,908        0.4%

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

                             TROY FINANCIAL CORPORATION
                             --------------------------


Date: May 14, 2003           /s/ Daniel J. Hogarty, Jr.
                                 -----------------------------------------------
                                 Daniel J. Hogarty, Jr.
                                 Chairman of the Board, President
                                 and Chief Executive Officer
                                 (Principal Executive Officer)

Date: May 14, 2003           /s/ David J. DeLuca
                                 -----------------------------------------------
                                 David J. DeLuca
                                 Senior Vice President & Chief Financial Officer (Principal Financial and
                                 Accounting Officer)

                                 CERTIFICATIONS

I, Daniel J. Hogarty, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Troy Financial Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

Date: May 14, 2003

By: /s/ Daniel J. Hogarty, Jr.
    -----------------------------------------------
    Daniel J. Hogarty, Jr.
    Chairman, President and Chief Executive Officer

                                 CERTIFICATIONS

I, David J. DeLuca, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Troy Financial Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

Date: May 14, 2003

By: /s/ David J. DeLuca
    -----------------------------------------------
    David J. DeLuca
    Senior Vice President & Chief Financial Officer