Form 10-Q
period 2003-06-30
TROY FINANCIAL CORP
filed 2003-08-14
CIK 1075046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                                 -------------

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

                                 (518) 270-3313
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO
                                      ---    ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES X NO
                                               ---   ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

  COMMON SHARES, $.0001 PAR VALUE                       9,254,337
  -------------------------------                       ---------
         (TITLE OF CLASS)                     (OUTSTANDING AT JULY 31, 2003)

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 2003


INDEX
-----

PART I                FINANCIAL INFORMATION                                                                   PAGE
                      ---------------------                                                                   ----
Item 1.               Consolidated Interim Financial Statements

                      Consolidated Statements of Financial Condition as of

                      June 30, 2003 and September 30, 2002 (Unaudited)                                           1

                      Consolidated Statements of Income for the three months and nine months ended
                      June 30, 2003 and 2002 (Unaudited)                                                         2

                      Consolidated Statements of Changes in Shareholders' Equity for the nine months
                      ended June 30, 2003 and 2002 (Unaudited)                                                   3

                      Consolidated Statements of Cash Flows for the nine months ended June 30, 2003
                      and 2002 (Unaudited)                                                                       4

                      Notes to Unaudited Consolidated Interim Financial Statements                               5

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                                 9

Item 3.               Quantitative and Qualitative Disclosures about Market Risk                                21

Item 4.               Controls and Procedures                                                                   21

PART II               OTHER INFORMATION
                      -----------------
Item 1.               Legal Proceedings                                                                         24

Item 2.               Changes in Securities and Use of Proceeds                                                 24

Item 3.               Defaults Upon Senior Securities                                                           24

Item 4.               Submission of Matters to a Vote of Security Holders                                       24

Item 5.               Other Information                                                                         24

Item 6.               Exhibits and Reports on Form 8-K                                                          24

                      Signatures                                                                                25

                           TROY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

                                                                      JUNE 30, 2003    SEPTEMBER 30, 2002
                                                                      -------------    ------------------
                    Assets
                    ------
Cash and due from banks                                               $    26,540       $    34,020
Loans held for sale                                                         1,829               891
Securities available for sale, at fair value                              354,223           394,067
Securities held to maturity (fair value of $762 and $954 at
     June 30, 2003 and September 30, 2002, respectively)                      712               883
Net loans receivable                                                      755,674           750,529
Accrued interest receivable                                                 6,207             6,129
Other real estate owned                                                       447               352
Investment in real estate partnerships                                     19,588            19,566
Premises and equipment, net                                                16,131            16,268
Goodwill                                                                   30,909            30,909
Core deposit intangible, net                                                  276               311
Bank-owned life insurance                                                  11,923            11,487
Other                                                                      23,296            23,465
                                                                      -----------       -----------
                    Total assets                                      $ 1,247,755       $ 1,288,877
                                                                      ===========       ===========

                    Liabilities and Shareholders' Equity
                    ------------------------------------

Liabilities:
     Deposits:
         Non-interest bearing                                         $    81,394       $    81,413
         Interest bearing                                                 844,033           801,555
                                                                      -----------       -----------
            Total deposits                                                925,427           882,968
     Mortgagors' escrow accounts                                            4,987             1,575
     Securities sold under agreements to repurchase                        10,000           134,872

     Short-term borrowings                                                 18,500                --
     Long-term debt                                                       112,371            87,483
     Other liabilities and accrued expenses                                21,891            24,125
                                                                      -----------       -----------
                Total liabilities                                       1,093,176         1,131,023
                                                                      -----------       -----------
Shareholders' Equity:
     Preferred stock, $.0001 par value per share; 15,000,000 shares authorized, none issued
                                                                               --                --
     Common stock, $.0001 par value per share; 60,000,000 shares
         authorized, 12,139,021 shares issued                                   1                 1
     Additional paid-in capital                                           127,226           125,583
     Unallocated common stock held by ESOP                                 (6,638)           (7,406)
     Unvested restricted stock awards                                      (1,744)           (2,548)
     Treasury stock, at cost (2,888,179 shares at June 30,
         2003 and 2,453,186 shares at September 30, 2002)                 (53,261)          (41,116)
     Retained earnings, substantially restricted                           85,710            80,078
     Accumulated other comprehensive income                                 3,285             3,262
                                                                      -----------       -----------
                Total shareholders' equity                                154,579           157,854
                                                                      -----------       -----------
                    Total liabilities and shareholders' equity        $ 1,247,755       $ 1,288,877
                                                                      ===========       ===========


 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                      JUNE 30,                              JUNE 30,
                                                               2003              2002               2003              2002
                                                               ----              ----               ----              ----
Interest and dividend income:
     Interest and fees on loans                              $ 12,785           $ 13,624          $ 39,176           $ 41,723
     Securities available for sale:
         Taxable                                                1,593              1,710             4,907              5,538
         Tax-exempt                                               897                903             2,688              2,530
                                                             --------           --------          --------           --------
            Total securities available for sale                 2,490              2,613             7,595              8,068
                                                             --------           --------          --------           --------
     Securities held to maturity                                   15                 20                49                 76
     Federal funds sold and other                                   2                  2                 9                 18
                                                             --------           --------          --------           --------
                Total interest and dividend income             15,292             16,259            46,829             49,885
                                                             --------           --------          --------           --------
Interest expense:
     Deposit and escrow accounts                                3,077              4,646            10,593             15,127
     Short-term borrowings                                        205                265               655              1,126
     Long-term debt                                             1,265                971             3,522              2,477
                                                             --------           --------          --------           --------
                Total interest expense                          4,547              5,882            14,770             18,730
                                                             --------           --------          --------           --------
                    Net interest income                        10,745             10,377            32,059             31,155
Provision for loan losses                                         120                290               420                976
                                                             --------           --------          --------           --------
     Net interest income after provision for loan losses       10,625             10,087            31,639             30,179
                                                             --------           --------          --------           --------
Non-interest income:
     Service charges on deposits                                  637                492             1,675              1,400
     Net rental income from real estate partnerships              389                260             1,188                260
     Trust service fees                                           187                164               537                590
     Loan servicing fees                                           22                 62               107                199
     Commissions from annuity sales                                87                324               252                631
     Net gains from securities transactions                        76                 65               209                 92
     Net gains from mortgage loan sales                            74                 29               224                 42
     Other income                                                 399                640             1,394              1,834
                                                             --------           --------          --------           --------
                Total non-interest income                       1,871              2,036             5,586              5,048
                                                             --------           --------          --------           --------
Non-interest expenses:
     Compensation and employee benefits                         4,598              4,225            13,664             12,427
     Net occupancy                                                667                600             1,956              1,800
     Furniture, fixtures and equipment                            192                230               594                725
     Computer charges                                             540                478             1,546              1,521
     Professional, legal and other fees                           256                353               712                823
     Printing, postage and telephone                              189                248               766                795
     Other real estate expenses, net                               21                  8                34                 25
     Core deposit intangible amortization                          12                 12                36                 36
     Other expenses                                               928                920             2,920              2,576
                                                             --------           --------          --------           --------
                Total non-interest expenses                     7,403              7,074            22,228             20,728
                                                             --------           --------          --------           --------
Income before income tax expense                                5,093              5,049            14,997             14,499
Income tax expense                                              1,666              1,646             4,860              4,751
                                                             --------           --------          --------           --------
Net income                                                   $  3,427           $  3,403          $ 10,137           $  9,748
                                                             ========           ========          ========           ========
Earnings per common share:
     Basic                                                   $   0.41           $   0.38          $   1.20           $   1.07
     Diluted                                                 $   0.39           $   0.36          $   1.13           $   1.01

 See accompanying notes to unaudited consolidated interim financial statements.

                           TROY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                          JUNE 30, 2003       JUNE 30, 2002
                                                                          --------------      -------------
COMMON STOCK
     Balance at beginning and end of period                                $       1               $       1
                                                                           =========               =========
ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of period                                        $ 125,583               $ 118,018
     Adjustment for ESOP shares released for allocation                        1,419                     713
     Adjustment for stock options exercised                                     (430)                   (181)
     Tax benefit from vesting of restricted stock awards                         548                     338
     Tax benefit from exercise of non-qualified stock options                     64                     115
     Stock dividend issued                                                        --                   6,347
     Adjustment for grant of restricted stock awards                              42                     156
                                                                           ---------               ---------
     Balance at end of period                                              $ 127,226               $ 125,506
                                                                           =========               =========
UNALLOCATED COMMON STOCK HELD BY ESOP
     Balance at beginning of period                                        $  (7,406)              $  (8,202)
     ESOP shares released for allocation (81,346 and
        84,412 shares, respectively)                                             768                     796
                                                                           ---------               ---------
     Balance at end of period                                              $  (6,638)              $  (7,406)
                                                                           =========               =========
UNVESTED RESTRICTED STOCK AWARDS
     Balance at beginning of period                                        $  (2,548)              $  (3,136)
     Grant of restricted stock awards (4,500 and 14,863 shares,
        respectively)                                                           (122)                   (345)
     Amortization of restricted stock awards                                     812                     787
     Forfeiture of restricted stock awards (7,815 and 787 shares,
        respectively)                                                            114                       8
                                                                           ---------               ---------
     Balance at end of period                                              $  (1,744)              $  (2,686)
                                                                           =========               =========
TREASURY STOCK
     Balance at beginning of period                                        $ (41,116)              $ (29,554)
     Purchase of treasury stock (492,123 and 474,496 shares,
        respectively)                                                        (13,179)                (11,836)
     Grant of restricted stock awards (4,500 and 14,863 shares,
        respectively)                                                             80                     189
     Stock dividend issued (5% or 480,868 shares)                                 --                   6,550
     Forfeiture of restricted stock awards (7,815 and 787 shares,
        respectively)                                                           (114)                     (8)
     Stock options exercised (60,445 and 66,700 shares, respectively)          1,068                     889
                                                                           ---------               ---------
     Balance at end of period                                              $ (53,261)              $ (33,770)
                                                                           =========               =========
RETAINED EARNINGS
     Balance at beginning of period                                        $  80,078               $  84,380
     Net income                                                               10,137    10,137         9,748      9,748
     Stock dividend issued                                                        --                 (12,897)
     Cash dividends ($.51 and $.35 per share, respectively)                   (4,505)                 (3,305)
                                                                           ---------               ---------
     Balance at end of period                                              $  85,710               $  77,926
                                                                           =========               =========
ACCUMULATED OTHER COMPREHENSIVE INCOME
     Balance at beginning of period                                        $   3,262               $   3,239
     Unrealized net holding gains (losses) on available for sale securities arising during the period (pre-tax $248 and ($639),
        respectively)                                                                      149                     (388)
     Reclassification adjustment for net (gains) on available for sale securities realized in net income (pre-tax ($209) and ($92),
        respectively)                                                                     (126)                     (56)
     Other comprehensive income (loss)
                                                                                  23        23          (444)      (444)
                                                                           ---------  --------     ---------    -------
     Comprehensive income                                                             $ 10,160                  $ 9,304
                                                                                      =========                 =======
     Balance at end of period                                              $   3,285               $   2,795
                                                                           =========               =========
     Total shareholders' equity                                            $ 154,579               $ 162,366
                                                                           =========               =========

     See accompanying notes to unaudited consolidated financial statements.

                           TROY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        DOLLARS IN THOUSANDS (UNAUDITED)

                                                                                                       NINE MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                     2003              2002
                                                                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                      $    10,137        $    9,748
Adjustments to reconcile net income to net cash provided by operating activites:
     Depreciation                                                                                       991             1,148
     Core deposit intangible amortization                                                                36                36
     Net premium amortization on securities                                                             744               360
     Provision for loan losses                                                                          420               976
     Amortization of restricted stock awards                                                            812               787
     Tax benefit from vesting of restricted stock awards                                                548               338
     Tax benefit from exercise of non-qualified stock options                                            64               115
     ESOP compensation expense                                                                        1,585             1,520
     Net accretion of purchase accounting adjustments                                                  (363)             (357)
     Net gains on sales of other real estate owned                                                      (25)              (50)
     Write-down of other real estate owned                                                               31                33
     Net gains on sales of other assets                                                                 (59)             (137)
     Net gains from securities transactions                                                            (209)              (92)
     Net gains from mortgage loan sales                                                                (224)              (42)
     Proceeds from sales of loans held for sale                                                      13,029             9,024
     Net loans made to customers and held for sale                                                  (13,743)           (8,739)
     Net decrease (increase) in accrued interest receivable, bank-owned life
         insurance, investments in real estate partnerships and other assets                            208              (734)
     Net decrease in other liabilities and accrued expenses                                          (2,298)           (3,457)
                                                                                                -----------        ----------
         Net cash provided by operating activities                                                   11,684            10,477
                                                                                                -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities/calls/paydowns of securities held to maturity                             171             1,191
     Net loans made to customers                                                                     (5,722)           (5,339)
     Purchase of available for sale ("AFS") securities                                             (264,958)         (152,046)
     Proceeds from sales of AFS securities                                                          137,846             8,509
     Proceeds from maturities/calls/paydowns of AFS securities                                      166,813           127,774
     Investment in real estate partnerships                                                            (325)           (5,800)
     Capital expenditures, net                                                                         (852)             (392)
     Proceeds from sales of other assets                                                                195               500
     Proceeds from sales of other real estate owned                                                     403               439
                                                                                                -----------        ----------
         Net cash provided by (used in) investing activities                                         33,571           (25,164)
                                                                                                -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                                        42,407            33,103
     Net increase in mortgagors' escrow accounts                                                      3,412             3,175
     Net decrease in securities sold under agreements to repurchase                                (124,896)             (497)
     Net increase (decrease) in short-term borrowings                                                18,500           (81,000)
     Payments on long-term debt                                                                        (112)               --
     Proceeds from long-term debt                                                                    25,000            20,000
     Cash dividends paid on common stock                                                             (4,505)           (3,305)
     Proceeds from stock options exercised                                                              638               708
     Purchase of common stock for treasury                                                          (13,179)          (11,836)
                                                                                                -----------        ----------
         Net cash used in financing activities                                                      (52,735)          (39,652)
                                                                                                -----------        ----------
Net decrease in cash and cash equivalents                                                            (7,480)          (54,339)
Cash and cash equivalents at beginning of period                                                     34,020            74,618
                                                                                                -----------        ----------
Cash and cash equivalents at end of period                                                      $    26,540       $    20,279
                                                                                                ===========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest  paid                                                                             $    14,764       $    18,793
     Income taxes paid                                                                                1,375             4,600
     Transfer of loans to other real estate owned                                                       504               311
     Adjustment of securities available for sale to fair value, net of tax                               23              (444)
     Grant of restricted stock awards (at fair value on grant date), net of forfeitures                 (34)              337
     Acquisition activity:
         Fair value of non-cash assets acquired                                                          --            18,316
         Fair value of liabilities assumed                                                               --            12,516

     See accompanying notes to unaudited consolidated financial statements.

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

     The following sets forth certain information regarding the calculation of basic and diluted earnings per share for the three and nine month periods ended June 30:

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     JUNE 30,                   JUNE 30,
                                                2003         2002          2003        2002
                                                ----         ----          ----        ----
Net income (in thousands)                    $    3,427   $    3,403   $   10,137   $    9,748
                                             ==========   ==========   ==========   ==========
Weighted average common shares                8,383,500    8,963,939    8,479,155    9,070,136

Dilutive effect of potential common shares
     related to stock compensation plans        504,044      576,552      508,108      548,241
                                              ---------    ---------    ---------    ---------
Weighted average common shares including
     potential dilution                       8,887,544    9,540,491    8,987,263    9,618,377
                                             ==========   ==========   ==========   ==========
Basic earnings per share                     $     0.41   $     0.38   $     1.20   $     1.07
Diluted earnings per share                   $     0.39   $     0.36   $     1.13   $     1.01


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

     Under the LTECP, 1,274,597 shares of authorized but unissued common stock are reserved for issuance upon option exercises. The Company can also elect to fund option exercises with treasury stock. Options under the LTECP may be either nonqualified stock options or incentive stock options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Options expire no later than ten years following the grant date and vest at a rate of 20% per year.

     The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made during each of the periods:

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                              JUNE 30,           JUNE 30,
                                           2003     2002       2003     2002
                                           ----     ----       ----     ----
Dividend yield                               2.37%    2.15%      2.18%    2.17%
Expected stock price volatility              26.7%    27.2%      27.1%    27.2%
Risk-free interest rate                      2.87%    4.44%      2.89%    4.27%
Expected option lives                     5 years  5 years    5 years  5 years
Estimated weighted average fair value of
     options granted during the period    $  5.85 $   6.64   $   6.13 $   6.22

     Pro forma disclosures for each period, utilizing the estimated fair value of the options granted, is as follows:

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                                 2003           2002           2003           2002
                                                 ----           ----           ----           ----
                                                    (Dollars in thousands, except per share data)
Net income as reported                       $     3,427    $     3,403    $    10,137    $     9,748
     Add: Stock based compensation
     expense included in reported net
     income, net of related tax benefits             153            163            488            478

     Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method for all
     awards, net of related tax benefits            (225)          (233)          (701)          (687)
                                             -----------    -----------    -----------    -----------
Pro forma net income                         $     3,355    $     3,333    $     9,924    $     9,539
                                             ===========    ===========    ===========    ===========

Basic earnings per share:
     As reported                             $      0.41    $      0.38    $      1.20    $      1.07
     Pro forma
                                                    0.40           0.37           1.17           1.05
Diluted earnings per share:
     As reported                             $      0.39    $      0.36    $      1.13    $      1.01
     Pro forma
                                                    0.38           0.35           1.10           0.99


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

NOTE 4. PENDING MERGER AGREEMENT

     On August 11, 2003, the Company signed a definitive agreement by which First Niagara Financial Corporation ("First Niagara") will acquire all of the Company's outstanding shares for $35.50, with First Niagara stock and cash given in consideration. The transaction (the "Merger") is expected to be completed in late fourth quarter 2003 or early 2004 and is subject to shareholder and regulatory approval.

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

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

     The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of customers and to guarantee the performance of customers to third parties. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $15.5 million at June 30, 2003 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of one year or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, 75% for real estate, and 100% for liquid assets, such as bank certificates of deposit. The Company had performance and financial standby letters of credit at June 30, 2003 of $14.9 million and $600 thousand, respectively. The fair value of the Company's standby letter of credits was not material at June 30, 2003.

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards, No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities, ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and is not expected to have a material impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards, No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and is not expected to have a material impact on the Company's consolidated financial statements.

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 2003
--------------------------------------------------------------------------------

                   PART I - FINANCIAL INFORMATION (CONTINUED)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
-------

Troy Financial Corporation (the "Company") is a community based, full-service financial services company offering a wide variety of business, retail, and municipal banking products, as well as a full range of trust, insurance, and investment services. The Company is the bank holding company of The Troy Savings Bank (the "Savings Bank") and The Troy Commercial Bank (the "Commercial Bank"), together the "Banks". The business of the Company is conducted through the Banks. Their primary sources of funds are deposits and borrowings, which are used to originate real estate mortgages, both residential and commercial, commercial business loans, and consumer loans throughout the Company's primary market area which consists of the eight New York counties of Albany, Greene, Saratoga, Schenectady, Schoharie, Warren, Washington, and Rensselaer. The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol "TRYF."

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

FINANCIAL CONDITION
-------------------

Total assets were $1.2 billion at June 30, 2003, a decrease of $41.1 million, or 3.2% from the $1.3 billion at September 30, 2002. The decrease was principally due to a reduction in securities available for sale, as the Company sold short-term U.S. Treasury bills and used the proceeds to pay-off securities sold under agreement to repurchase.

Cash and cash equivalents were $26.5 million at June 30, 2003, a decrease of $7.5 million, or 22.0% from the $34.0 million at September 30, 2002. The decrease was principally due to a reduction in interest-bearing deposit balances held at the Federal Home Loan Bank ("FHLB").

Securities available for sale ("AFS") were $354.2 million at June 30, 2003, a decrease of $39.8 million, or 10.1% from $394.1 million as of September 30, 2002. The decrease in AFS securities was principally from the sale of $125.0 million in U.S Treasury bills, offset somewhat by an increase in municipal securities to provide collateral to support the Company's municipal deposit growth. AFS securities represented 28.4% of total assets at June 30, 2003, down from 30.6% at September 30, 2002.

Loans receivable were $770.3 million at June 30, 2003, an increase of $5.2 million, or 0.7% over the $765.1 million at September 30, 2002. The following table shows the loan portfolio composition as of the respective statement of financial condition dates:


                                                           JUNE 30, 2003                        SEPTEMBER 30, 2002
                                                 (IN THOUSANDS)        % OF LOANS        (IN THOUSANDS)       % OF LOANS
                                                 --------------        ----------        --------------       ----------
Real estate loans:
     Residential                                   $ 258,756              33.5%           $ 300,776              39.2%
     Commercial                                      336,459              43.6%             298,995              39.0%
     Construction                                     16,670               2.2%              17,075              2.3%
                                                   ---------             -----            ---------             -----
         Total real estate loans                     611,885              79.3%             616,846              80.5%
                                                   ---------             -----            ---------             -----
Commercial business loans                            122,753              15.9%             118,349              15.4%
                                                   ---------             -----            ---------             -----
Consumer loans:
     Home equity lines                                25,900               3.4%              14,796               1.9%
     Other consumer                                   11,102               1.4%              16,678               2.2%
                                                   ---------             -----            ---------             -----
         Total consumer loans                         37,002               4.8%              31,474               4.1%
                                                   ---------             -----            ---------             -----
Gross loans                                          771,640             100.0%             766,669             100.0%
Net deferred loan fees/costs and                                         =====                                  =====
     unearned discounts                               (1,328)                               (1,602)
                                                   ---------                              ---------
         Total loans receivable                    $ 770,312                              $ 765,067
                                                   =========                              =========


Loan growth was moderate during the period, as growth in commercial real estate, commercial business and home equity lines more than offset the run-off in the Company's residential mortgage and other consumer loan portfolios. The Company continues to expand its commercial loan portfolio, which includes commercial real estate, construction and commercial business loans, which now represent 61.7% of total loans. Subject to market conditions, the Company intends to continue to increase its commercial real estate and commercial business loan portfolios as part of its strategy to diversify its portfolio and increase commercial banking activities. The Company continues to experience accelerated prepayments in the residential loan portfolio as existing customers continue to refinance, due to lower interest rates. The Company does not currently hold its 30-year loan production, but instead sells the loans in the secondary market, consequently portfolio run-off has exceeded the retained loan production, such as 15-year fixed and variable-rate products.

The Company supplemented growth in its commercial loan portfolio with a successful home equity loan campaign, which increased outstandings $11.1 million, or 75.0% from September 30, 2002. The home equity line product is indexed to prime and has a lower initial offering rate. The Company expects to continue to emphasize growth in this portfolio, which as of June 30, 2003 had unused commitments of $17.2 million.

Non-performing assets at June 30, 2003 were $2.5 million, or .20% of total assets, up modestly from the .19% of total assets at September 30, 2002, due primarily to a decrease in total assets between the periods. The table below sets forth the amounts and categories of the Company's non-performing assets.

                                                                       JUNE 30,     SEPTEMBER 30,
                                                                         2003          2002
                                                                         ----          ----
                                                                            (in thousands)
Non-accrual loans:
     Real estate loans:
         Residential                                                $      749    $    1,147
         Commercial                                                        334           555
         Construction                                                       --            --
                                                                    ----------    ----------
            Total real estate loans                                      1,083         1,702
     Commercial business loans                                             278           264
     Home equity lines                                                      22            30
     Other consumer loans                                                  101           101
                                                                    ----------    ----------
            Total non-accrual loans                                      1,484         2,097
Troubled debt restructurings                                               530            --
                                                                    ----------    ----------
                Total non-performing loans                          $    2,014    $    2,097
                                                                    ==========    ==========
Other real estate owned:
     Residential                                                           100           227
     Commercial                                                            347           125
                                                                    ----------    ----------
         Total other real estate owned                                     447           352
                                                                    ----------    ----------
Total non-performing assets                                         $    2,461    $    2,449
                                                                    ==========    ==========
Allowance for loan losses                                           $   14,638    $   14,538
                                                                    ==========    ==========
Allowance for loan losses as a percentage of non-performing loans       726.81%       693.28%
Allowance for loan losses as a percentage of total loans                  1.90%         1.90%
Non-performing loans as a percentage of total loans                       0.26%         0.27%
Non-performing assets as a percentage of total assets                     0.20%         0.19%


The slight decrease in non-performing loans at June 30, 2003 as compared to September 30, 2002 was principally due to the decrease in non-accrual residential loans, which was largely offset with the addition of a restructured loan secured by commercial real estate.

The following table summarizes the activity in other real estate owned for the periods presented:

                                                NINE MONTHS ENDED JUNE 30,
                                                      2003    2002
                                                      ----    ----
                                                    (in thousands)

Other real estate owned at beginning of the period   $ 352    $ 265
     Transfer of loans to other real estate owned      504      311
     Sales of other real estate owned, net            (378)    (389)
     Write-down of other real estate owned             (31)     (33)
                                                     -----    -----
Other real estate owned at end of the period         $ 447    $ 154
                                                     =====    =====

Additionally, at June 30, 2003, the Company has identified approximately $7.5 million of loans which are now performing loans, but where known information causes management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. This represents an increase of $2.1 million from the $5.4 million reported at September 30, 2002, but down $2.9 million from the $10.4 million at March 31, 2003. The increase from September 30, 2002 was due to the downgrade of a commercial loan, which is secured by real estate, inventory and equipment. The reduction from March 31, 2003 was due to a partial pay-down on this credit. The remaining balance for this credit of $3.6 million was received in July 2003. The Company believes that if economic and/or business conditions deteriorate in its lending area, some of these loans could become non-performing in the future.

The allowance for loan losses was $14.6 million or 1.90% of period end loans at June 30, 2003, and provided coverage of non-performing loans of 726.81%, compared to coverage of 693.28% and 1.90% of period end loans as of September 30, 2002. The following summarizes the activity in the allowance for loan losses:

                                      NINE MONTHS ENDED JUNE 30,
                                         2003          2002
                                         ----          ----
                                           (in thousands)

Allowance at beginning of the period   $ 14,538    $ 14,333
     Charge-offs                         (1,037)       (420)
     Recoveries                             100         224
                                       --------    --------
         Net charge-offs                   (320)       (813)
     Provision for loan losses              420         976
                                       --------    --------
Allowance at end of the period         $ 14,638    $ 14,496
                                       ========    ========


Total deposits were $925.4 million at June 30, 2003, up $42.5 million or 4.8% from the $883.0 million at September 30, 2002. The following table shows the deposit composition as of the two dates:

                                                   JUNE 30, 2003                       SEPTEMBER 30, 2002
                                         (IN THOUSANDS)      % OF DEPOSITS      (IN THOUSANDS)     % OF DEPOSITS
                                         --------------      -------------      --------------     -------------
Savings accounts                           $ 279,075              30.1%           $ 271,632              30.8%
Money market accounts                        179,330              19.4%             108,635              12.3%
Interest bearing demand accounts             132,964              14.4%             124,319              14.1%
Non-interest bearing demand accounts          81,394               8.8%              81,413               9.2%
                                           ---------             -----            ---------             -----
     Total core deposits                     672,763              72.7%             585,999              66.4%
Time deposit accounts                        252,664              27.3%             296,969              33.6%
                                           ---------             -----            ---------             -----
     Total deposits                        $ 925,427             100.0%           $ 882,968             100.0%
                                           =========             =====            =========             =====


Deposits increased principally from growth in municipal money market deposits which more than offset the run-off in higher costing time deposit accounts. The Company has aggressively lowered rates on its time deposits in an effort to replace these higher cost deposits with lower costing core deposits (all deposit accounts other than time deposits). As a result of these efforts, time deposits are down $44.3 million, or 14.9% from September 30, 2002. Core deposits are up $86.8 million, or 14.8% and now represent 72.7% of total deposits up from 66.4% at September 30, 2002. The Company expects time deposits to continue to decrease, as scheduled maturities in the next several months are at somewhat higher rates than the Company's current offering rates.

The Company decreased its total borrowings, which are primarily with the Federal Home Loan Bank of New York ("FHLB"), to $140.9 million at June 30, 2003, a decrease of $81.5 million, or 36.6% from the $222.4 million at September 30, 2002. Short-term borrowings (including repurchase agreements) decreased $106.4 million, or 78.9%, whereas long-term borrowings increased $24.9 million or 28.4%, as the Company took advantage of the lower interest rates to lock-in some long-term financing. However, the Company expects to continue to leverage the balance sheet with long-term borrowings, especially in light of historically low interest rates, to fund loan growth and to pre-fund much higher rate borrowings scheduled to mature in the fourth quarter of fiscal 2003. At June 30, 2003, the Company still had additional available credit of $31.5 million under its overnight line and $50.0 million under its one-month advance program with the FHLB.

Shareholders' equity at June 30, 2003 was $154.6 million, a decrease of $3.3 million or 2.1% from the $157.9 million at September 30, 2002. The decrease was principally due to the $13.2 million cost to repurchase 492,123 shares of the Company's common stock. Partially offsetting this decrease was $5.6 million of net income retained after cash dividends, a $2.2 million increase due to ESOP shares released, $1.4 million due to the amortization of restricted stock awards including the tax benefits on shares vesting and approximately $700 thousand from stock option exercises, including tax benefits on non-qualified shares.

Shareholders' equity as a percentage of total assets increased to 12.4% at June 30, 2003, compared to 12.3% at September 30, 2002, primarily due to the decrease in total assets. Book value per common share was $16.71 at June 30, 2003, compared to $16.30 at September 30, 2002.

COMPARISON OF OPERATING RESULTS
-------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
-------------------------------------------------

General
-------

For the three months ended June 30, 2003, the Company recorded net income of $3.4 million, an increase of $24 thousand, or 0.7%, compared to the three month period ended June 30, 2002. Basic and diluted earnings per share were $.41 and $.39 respectively, an increase of 7.9% and 8.3% compared to basic and diluted earnings per share of $.38 and $.36, respectively, for the three months ended June 30, 2002. For the three months ended June 30, 2003, weighted average common shares - basic were 8,383,500, down 580,439, or 6.5%, from the comparable period in the prior year due to the Company's share repurchase programs. Weighted average shares - diluted were down 652,947, or 6.8% due to the share repurchase programs, as well as option exercises and vesting of restricted shares since the prior period.

Annualized return on average assets was 1.11% for the three months ended June 30, 2003 and 1.21% for the 2002 period. Annualized return on average equity was 8.91% for the three months ended June 30, 2003 and 8.44% for the 2002 period.

Net Interest Income
-------------------

Net interest income on a tax-equivalent basis was $11.4 million for the three months ended June 30, 2003, an increase of $378 thousand, or 3.4%, from the $11.0 million for the comparable period of the prior fiscal year. The increase was primarily volume related, with average earning assets up $93.1 million, or 9.1%, from the comparable period of the prior fiscal year.

Interest income for the three months ended June 30, 2003 was $15.9 million on a tax-equivalent basis, down $957 thousand, or 5.7% from the comparable period last year. The positive effect on interest income from the $93.1 million increase in average earning assets, somewhat offset the decrease in interest income from the 89 basis point decrease in the Company's yield on average earning assets, due to the generally lower level of interest rates compared to the same period of the prior year.

Average earning assets increased principally in the loan and securities available for sale portfolios, which on average grew 2.0% and 29.5%, respectively. Average loans increased $15.7 million principally due to the increase in the Company's commercial real estate portfolio, as the Company continues to emphasize its commercial banking strategy. Additionally, the Company supplemented the growth in the commercial portfolio with growth in the home equity loan portfolio due to a successful promotional campaign. The yield on the Company's average loan portfolio decreased 58 basis points, as the Company's commercial business loan portfolio, which is principally variable rate, re-priced lower due to the reduction in short-term market interest rates since the prior year. Furthermore, the yield on the Company's residential portfolio was adversely impacted by refinancing of higher yielding fixed rate loans, as well as the continued downward repricing of the Company's adjustable rate mortgage portfolio. The Company continues to expect its interest income to be adversely impacted by the on-going re-pricing of its adjustable rate mortgage portfolio, as well as the re-pricing of its commercial mortgage portfolio due to scheduled and customer-driven re-pricing.

Average securities available for sale increased $76.1 million or 29.5%, principally from an increase in the municipal securities portfolio (both tax-exempt and taxable), where purchases were made to provide collateral for municipal deposit growth. The yield on the average securities portfolio decreased 123 basis points as the Company's relatively short average life securities portfolio re-priced faster in response to the decrease in overall market interest rates. In addition, recent purchases in the municipal securities portfolio (most of which have a maturity of one-year or less) have been purchased at rates much lower than the current average portfolio yield due to the lower interest rate environment.

Interest expense for the three months ended June 30, 2003, was $4.5 million, a decrease of $1.3 million or 22.7%. Average interest bearing liabilities increased $100.5 million or 11.4%, principally due to municipal money market deposits generated by the Commercial Bank (money market deposits for the Commercial Bank averaged $88.7 million for the three months ended June 30, 2003, compared to $38.4 million in the comparable period). The Company has aggressively re-priced its deposits, especially its time deposits, resulting in an average cost of funds of 1.85%, a reduction of 82 basis points, compared to the same period of the prior year. The average cost of time deposits was 2.45% for the three months ended June 30, 2003, down 105 basis points from the comparable period of the prior year. The Company has also increased its average borrowings to $146.3 million, an increase of $34.7 million, or 31.1%. Coinciding with the decreased interest rates between the periods, the cost of its borrowings has decreased 41 basis points, somewhat less than the change in market rates during the periods due to growth in higher costing long-term fixed rate borrowings.

The net interest margin was 4.07%, down 23 basis points from the comparable period of the prior year. The net interest margin decrease was due primarily to the 7 basis point drop in the net interest spread from the comparable period of the prior year, as the Company's earning asset growth this period has been principally in lower yielding short-term municipal securities. Although this has adversely impacted the margin in the short-term, it did improve net interest income and the Company has positioned itself to reinvest at higher rates, should interest rates rise. The Company's net interest margin was also adversely impacted by the interest expense on debt acquired as part of the Company's real estate joint venture investment in May 2002. The Company expects its net interest margin to continue to decrease modestly over the next quarter, due to continued repricing of its loan and securities portfolios. The Company expects to continue to reduce its cost of funds, as approximately $71.6 million of time deposits will be maturing over the next three months, many of which will be re-pricing at lower rates. In addition, the Company has recently lowered its savings deposit rate, however its ability to lower this rate in the future is somewhat limited.

The Company had $134.9 million of average earning assets with no funding costs for the three months ended June 30, 2003, a decrease of $7.5 million, or 5.3%, from the $142.4 million for the three months ended June 30, 2002. The decrease was principally a result of the Company's share repurchase programs, as well as the Company's investment in real estate partnerships, which increased the level of non-earning assets.

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

The provision for loan losses was $120 thousand, or .06% annualized of average loans for the three months ended June 30, 2003, down $170 thousand, or 58.6% from the three months ended June 30, 2002, which represented .15% of average loans. The decrease takes into consideration a number of factors, including for the third fiscal quarter, loan balances remaining relatively stable, and low net charge-offs, as well as continued strong asset quality. Net charge-offs were $105 thousand, or .05% annualized of average loans for the quarter ended June 30, 2003, compared to net charge-offs of $240 thousand, or .15% annualized of average loans in the comparable period last year. Non-performing loans were $2.0 million or .26% of total loans at June 30, 2003, down $540 thousand from June 30, 2002, when they were .33% of total loans. At June 30, 2003, the allowance for loan losses was $14.6 million or 1.90% of period end loans, and provided coverage of non-performing loans of 726.81%, compared to 1.89% and 567.58%, respectively, as of June 30, 2002.

Non-Interest Income
-------------------

Non-interest income was $1.9 million for the three months ended June 30, 2003, down $165 thousand, or 8.1% from the comparable period of the prior fiscal year. The decrease was principally from lower annuity sales due to product promotions with higher rates in the prior year. Furthermore, brokerage commissions, which are part of other income, and loan servicing fees, were adversely impacted by current market conditions. Somewhat offsetting these decreases, were increases in service charges on deposit and net rental income from real estate partnerships. Service charges on deposit accounts increased $145 thousand or 29.5% due in part to a new overdraft protection product, as well as higher service fees on commercial business accounts. Net rental income from real estate partnerships was up $129 thousand, as the comparable period had only two months of net rental income, since the partnership was entered into in May 2002.

Non-Interest Expenses
---------------------

Non-interest expenses were $7.4 million for the three months ended June 30, 2003 up $329 thousand, or 4.7% from the comparable period of the prior fiscal year. The increase was principally in compensation and employee benefits, which were up $373 thousand, or 8.8% due to increased pension and medical costs, as well as merit-related salary increases and staff additions. Pension costs increased approximately $250 thousand, as lower interest rates increased pension liabilities and weak investment performance this past fiscal year reduced plan assets.

Income Tax Expense
------------------

Income tax expense for the three months ended June 30, 2003 was $1.7 million, an increase of $20 thousand, or 1.2% from the comparable period of the prior fiscal year. The Company's effective tax rates for the three months ended June 30, 2003 and 2002 were 32.7% and 32.6%, respectively. The increase in income tax expense is principally from the impact of the higher income before income tax this year.

COMPARISON OF OPERATING RESULTS
-------------------------------
FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002
------------------------------------------------

General
-------

For the nine months ended June 30, 2003, the Company recorded net income of $10.1 million, an increase of $389 thousand, or 4.0%, compared to the nine month period ended June 30, 2002. Basic and diluted earnings per share were $1.20 and $1.13 respectively, an increase of 12.1% and 11.9% compared to basic and diluted earnings per share of $1.07 and $1.01, respectively for the nine months ended June 30, 2002. For the nine months ended June 30, 2003, weighted average common shares - basic were 8,479,155, down 590,981, or 6.5%, from the comparable period in the prior year due to the Company's share repurchase programs. Weighted average shares - diluted were down 631,114, or 6.6% due to the share repurchase programs, as well as option exercises and vesting of restricted shares since the prior period.

Annualized return on average assets was 1.12% for the nine months ended June 30, 2003 and 1.18% for the 2002 period. Annualized return on average equity was 8.74% for the nine months ended June 30, 2003 and 7.96% for the 2002 period.

Net Interest Income
-------------------

Net interest income on a tax-equivalent basis was $33.8 million for the nine months ended June 30, 2003, an increase of $1.1 million, or 3.4%, from the $32.7 million for the comparable period of the prior fiscal year. The increase was primarily volume related, with average earning assets up $83.9 million, or 8.3%, from the comparable period of the prior fiscal year.

Interest income for the nine months ended June 30, 2003 was $48.6 million on a tax-equivalent basis, down $2.9 million, or 5.6% from the comparable period last year. The effect of the $83.9 million increase in average earning assets was more than offset by the 87 basis point decrease in the Company's yield on average earning assets, due generally to lower interest rates compared to the same period of the prior year.

Average earning assets increased principally in the loan and securities available for sale portfolios, which on average grew 1.8% and 29.1%, respectively. Average loans increased $13.6 million principally due to the increase in the Company's commercial real estate and commercial business loan portfolios, as the Company continues to emphasize its commercial banking strategy. Additionally, the Company supplemented the growth in the commercial portfolio with growth in the home equity loan portfolio due to a successful promotional campaign. The yield on the Company's average loan portfolio decreased 55 basis points, as the Company's commercial business loan portfolio, which is principally variable rate, re-priced lower due to the reduction in short-term market interest rates since the prior year. Furthermore, the yield on the Company's residential portfolio was adversely impacted by refinancing of higher yielding fixed rate loans, as well as the continued downward repricing of the Company's adjustable rate mortgage portfolio. The Company continues to expect its interest income to be adversely impacted by the on-going re-pricing of its adjustable rate mortgage portfolio, as well as the re-pricing of its commercial mortgage portfolio due to scheduled and customer-driven re-pricing.

Average securities available for sale increased $70.6 million or 29.1%, principally from an increase in the tax- exempt municipal securities portfolio, where purchases were made to provide collateral for municipal deposit growth. The yield on the average securities portfolio decreased 132 basis points as the Company's relatively short average life tax-exempt securities portfolio re-priced faster (yield on average tax-exempt municipal securities portfolio decreased 129 basis points) in response to the decrease in overall market interest rates. In addition, recent purchases in the municipal securities portfolio (most of which have a maturity of one-year or less) have been purchased at rates much lower than the current average portfolio yield due to the lower interest rate environment.

Interest expense for the nine months ended June 30, 2003 was $14.8 million, a decrease of $4.0 million or 21.1%. Average interest bearing liabilities increased $98.1 million or 11.4%, principally due to municipal money market deposit growth generated by the Commercial Bank (money market deposits for the Commercial Bank averaged $74.9 million for the nine months ended June 30, 2003, compared to $22.4 million in the comparable period). The Company has aggressively re-priced its deposits, especially its time deposits, resulting in an average cost of funds of 2.06%, a reduction of 85 basis points. The average cost of time deposits was 2.68% for the nine months ended June 30, 2003, down 131 basis points from the comparable period of the prior year. The Company also increased its average borrowings to $133.7 million, an increase of $27.1 million, or 25.5%.

The net interest margin was 4.14%, down 20 basis points from the comparable period of the prior year. The net interest margin decrease was due primarily to the interest expense on the debt acquired as part of the Company's real estate joint venture investment in May 2002, as well as the Company's earning asset growth this period has been principally in lower yielding short-term municipal securities. The Company expects its net interest margin to continue to decrease modestly over the next quarter, due to continued repricing of its loan and securities portfolios. The Company expects to continue to reduce its cost of funds, as approximately $71.6 million of time deposits will be maturing over the next three months, many of which will be re-pricing at lower rates. In addition, the Company has recently lowered its savings deposit rate, however its ability to lower this rate in the future is somewhat limited.

The Company had $134.9 million of average earning assets with no funding costs for the nine months ended June 30, 2003, a decrease of $14.2 million, or 9.5%, from the $149.1 million for the nine months ended June 30, 2002. The decrease was principally due to the Company's share repurchase programs, as well as the Company's investment in real estate partnerships, which increased the level of non-earning assets.

For more information on average balances, interest, yields and rates, please refer to Table #2, included in this report.

Provision for Loan Losses
-------------------------

The provision for loan losses was $420 thousand, or .07% annualized of average loans for the nine months ended June 30, 2003, down $556 thousand, or 57.0% from the comparable period ended June 30, 2002 which represented .17% of average loans. The reduced provision was due primarily to lower net charge-offs. Net charge-offs were $320 thousand, or .06% annualized of average loans for the nine months ended June 30, 2003, compared to net charge-offs of $813 thousand, or ..14% annualized of average loans in the comparable period last year.

Non-Interest Income
-------------------

Non-interest income was $5.6 million for the nine months ended June 30, 2003, up $538 thousand, or 10.7% from the comparable period of the prior fiscal year. The growth was principally from the increase of $928 thousand in net rental income from real estate partnerships, as the comparable period had only two months of net rental income, since the partnership was entered into May 2002. Service charges on deposit accounts increased $275 thousand or 19.6% due in part to a new overdraft protection product, as well as higher service fees on commercial business accounts. The Company also benefited by $299 thousand from increases in net gains on security and mortgage loan sales. Somewhat offsetting these increases was lower annuity sales due to product promotions with higher rates in the prior year. Additionally, the Company experienced a decrease in other income of $440 thousand as a result of lower gains on other asset sales in the current period and higher operating results for one of the Company's real estate partnerships in the prior year.

Non-Interest Expenses
---------------------

Non-interest expenses were $22.2 million for the nine months ended June 30, 2003, up $1.5 million, or 7.2% from the comparable period of the prior fiscal year, due principally to an increase in personnel and other expenses. Compensation and employee benefits were up $1.2 million, or 10.0%, due to increased pension costs, as well as merit-related salary increases and staff additions. Pension costs increased $667 thousand, as lower interest rates increased pension liabilities and weak investment performance this past fiscal year reduced plan assets. Other expenses increased $344 thousand or 13.4% due principally to an increase in non-reimbursable operating costs of the Company's real estate partnership, which increased $220 thousand, as the comparable period had only two months of operating costs. The Company also incurred increased costs in the current period related to the Company's home equity loan campaign. Marketing and other related costs for the Company's home equity campaign during the period were approximately $115 thousand.

Income Tax Expense
------------------

Income tax expense for the nine months ended June 30, 2003 was $4.9 million, an increase of $109 thousand, or 2.3% from the comparable period of the prior fiscal year. The Company's effective tax rates for the nine months ended June 30, 2003 and 2002 were 32.4% and 32.8%, respectively. The increase in income tax expense is principally due to higher income before income tax this year; the lower effective tax rate reflects tax-exempt income that represented a higher portion of the Company's income before tax in this period, compared to the same period last year.

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

Net cash of $11.7 million was provided by operating activities during the nine months ended June 30, 2003, up $882 thousand from the comparable nine-month period. The increase in operating cash was principally due to lower income tax payments made in the current period as the Company utilized tax overpayments made in the prior fiscal year.

Investing activities provided net cash of $33.6 million during the nine months ended June 30, 2003. Net securities activities provided $39.9 million, which was offset somewhat by the $5.7 million used to fund loan growth. Financing activities used net cash of $52.7 million, as the Company reduced short-term borrowings (includes securities sold under agreement to repurchase) by $106.4 million, paid cash dividends of $4.5 million and used $13.2 million to repurchase 492,123 shares of its common stock, offset in part by an increase in deposits of $42.4 million and long-term borrowings of $25.0 million.

An important source of the Company's funds is the Company's deposits. Management believes that a substantial portion of the Company's $925.4 million of deposits are a dependable source of funds, due to long-term customer relationships. The Company does not currently use brokered deposits as a source of funds, and as of

June 30, 2003, time deposit accounts having balances of $100 thousand or more totaled $36.9 million, or 4.0% of total deposits.

The Company anticipates that it will have sufficient funds to meet its current commitments. At June 30, 2003, the Company had commitments to originate loans of $46.5 million. In addition, the Company had undrawn commitments of $126.7 million on commercial business, home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at June 30, 2003, totaled $195.8 million, and management believes that a significant portion of such deposits will remain with the Company.

On April 16, 2002, the Company announced a plan to repurchase up to 1,009,276 shares of its common stock or approximately 10% of its outstanding shares. Since the announcement, the Company has repurchased 939,032 shares of its stock at a cost of $26.9 million. The Company still has authority under this stock repurchase program to repurchase 70,244 additional shares. Furthermore, on April 28, 2003, the Company announced an additional 10% stock repurchase plan, representing approximately 917,657 of its outstanding shares remaining after completion of the earlier program. As part of its capital management program, the Company expects to continue to repurchase shares from time to time as market and business conditions warrant, improving return on average equity and earnings per share.

On an unconsolidated basis, the Company's primary source of funds is dividends from the Banks. At June 30, 2003, the Company had $3.8 million of cash and securities available for sale at the holding company level on an unconsolidated basis to use for direct activities of the Company. New York State Banking law provides that all dividends declared in any calendar year shall not exceed the total of the Bank's net profits for the year combined with its retained net profits of the preceding two years, less any required transfer to surplus, without the prior approval from the Superintendent of Banks. The Savings Bank had received approval to pay dividends to the Parent Company in calendar year 2002 in excess of that amount. The Company expects the Savings Bank to continue to pay cash dividends to the Parent Company in calendar year 2003. The Savings Bank has earned $6.1 million in net profits in calendar year 2003, $3.1 million of which is available for distribution. The Commercial Bank has earned $1.9 million in net profits since its inception in July 2000, and has paid cash dividends of $878 thousand; the balance is available for distribution. Prior to June 30, 2003, as part of the Commercial Bank's charter approval, the Commercial Bank had to maintain a tier 1 capital ratio of at least 8%. The Commercial Bank is no longer subject to this limitation.

At June 30, 2003, the Savings Bank, the Commercial Bank, and the Company all met the capital adequacy requirements to which they were subject. Also as of that date, each entity met the standards to be classified as well-capitalized under applicable regulations. The following is a summary of the actual capital amounts and ratios at June 30, 2003, compared to regulatory minimum capital requirements:

                                         JUNE 30, 2003
                                     ACTUAL            MINIMUM
                              ----------------         -------
                              AMOUNT         %            %
                              ------         -            -
Tier 1 Capital:
     Commercial Bank         $ 11,473       8.04%       4.00%
     Savings Bank            $100,294       9.47%       4.00%
     Consolidated            $120,150      10.19%       4.00%
Tier 1 Risk Based Capital:
     Commercial Bank         $ 11,473      36.25%       4.00%
     Savings Bank            $100,294      12.94%       4.00%
     Consolidated            $120,150      15.14%       4.00%
Total Risk Based Capital:
     Commercial Bank         $ 11,487      36.27%       8.00%
     Savings Bank            $110,053      14.20%       8.00%
     Consolidated            $130,513      16.42%       8.00%

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company believes there have been no material changes in the Company's interest rate risk position since September 30, 2002. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

ITEM 4.    Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer evaluated, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, the Company's disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

There were no significant changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

               TABLE #1 AVERAGE BALANCES, INTEREST, YIELD AND RATE

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

                                                                    FOR THE THREE MONTHS ENDED JUNE 30,
                                           -------------------------------------------------------------------------------------
                                                              2003                                         2002
                                           -------------------------------------------------------------------------------------
                                              AVERAGE                      YIELD/          AVERAGE                      YIELD/
                                              BALANCE        INTEREST       RATE           BALANCE        INTEREST       RATE
                                              -------        --------       ----           -------        --------       ----
                                                                   (Dollars in thousands) (Unaudited)
EARNING ASSETS
    Total loans                               $   780,809      $ 12,880        6.60%       $   765,127     $  13,735        7.18%
    Loans held for sale                             1,927            30        6.23%               679            15        8.84%
    Securities held to maturity                       736            15        8.15%               974            20        8.21%
    Securities available for sale:
      Taxable                                     155,471         1,611        4.14%           122,570         1,725        5.63%
      Tax-exempt                                  178,571         1,367        3.06%           135,335         1,365        4.03%
                                              -----------      --------        ----        -----------     ---------        ----
        Total securities available for sale       334,042         2,978        3.57%           257,905         3,090        4.79%
    Federal funds sold and other                      705             2        1.14%               483             2        1.66%
                                              -----------      --------        ----        -----------     ---------        ----
      Total earning assets                      1,118,219        15,905        5.69%         1,025,168        16,862        6.58%

    Allowance for loan losses                     (14,666)                                     (14,607)
    Other assets, net                             129,875                                      118,302
                                              -----------                                  -----------
           Total assets                       $ 1,233,428                                  $ 1,128,863
                                              ===========                                  ===========

INTEREST BEARING LIABILITIES
  Interest bearing deposits:
      Interest bearing demand accounts        $   129,144      $    166        0.52%       $   119,761     $     265        0.89%
      Money market account                        158,218           568        1.44%            85,856           470        2.20%
      Savings accounts                            277,271           689        1.00%           265,315         1,310        1.98%
      Time deposit accounts                       268,076         1,637         2.45%          295,441         2,579        3.50%
      Escrow accounts                               4,324            17         1.58%            4,832            22        1.83%
                                              -----------      --------        ----        -----------     ---------        ----
        Total interest bearing deposits           837,033         3,077         1.47%          771,205         4,646        2.42%
    Borrowings:
      Securities sold U/A to repurchase            10,000           133                         12,803           168        5.26%
      Short-term borrowings                        21,457            72        1.35%            20,411            97        1.91%
      Long-term debt                              114,856         1,265        4.42%            78,390           971        4.97%
                                              -----------      --------        ----        -----------     ---------        ----
        Total borrowings                          146,313         1,470        4.03%           111,604         1,236        4.44%
                                              -----------      --------        ----        -----------     ---------        ----
      Total interest bearing liabilities          983,346         4,547        1.85%           882,809         5,882        2.67%
    Non-interest bearing deposits                  75,083                                       65,610
    Other liabilities                              20,707                                       18,763
    Shareholders' equity                          154,292                                      161,681
                                              -----------                                  -----------
           Total liabilities & equity         $ 1,233,428                                  $ 1,128,863
                                              ===========                                  ===========
Net interest spread                                                            3.84%                                        3.91%
Net interest income/net interest margin                        $ 11,358        4.07%                       $  10,980        4.30%
Ratio of earning assets to
    interest-bearing liabilities                                             113.72%                                      116.13%
Less: tax equivalent adjustment                                     613                                          603
                                                               --------                                    ---------
Net interest income as per consolidated
    financial statements                                       $ 10,745                                    $  10,377
                                                               ========                                    =========

               TABLE #2 AVERAGE BALANCES, INTEREST, YIELD AND RATE
                        ------------------------------------------

The following table sets forth certain information relating to the Company's average earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. All average balances are daily average balances. Statutory tax rates were used to calculate tax-exempt income on a tax-equivalent basis. Non-accruing loans have been included in the table as loans with interest earned on a cash basis only. The yield on securities available for sale is computed based on amortized cost.

                                                                      FOR THE NINE MONTHS ENDED JUNE 30,
                                              --------------------------------------------------------------------------------
                                                                 2003                                       2002
                                              --------------------------------------------------------------------------------
                                               AVERAGE                       YIELD/          AVERAGE                   YIELD/
                                               BALANCE         INTEREST       RATE           BALANCE       INTEREST     RATE
                                              ----------      ----------   ----------      ----------     ----------  --------
                                                                       (Dollars in thousands) (Unaudited)
EARNING ASSETS
    Total loans                               $  775,785      $   39,432        6.78%      $  762,219     $   41,898      7.33%
    Loans held for sale                            1,839              95        6.89%           1,296             75      7.72%
    Securities held to maturity                      802              49        8.15%           1,245             76      8.14%
    Securities available for sale:
      Taxable                                    145,567           4,958        4.54%         130,158          5,584      5.72%
      Tax-exempt                                 167,775           4,063        3.23%         112,617          3,815      4.52%
                                              ----------      ----------   ---------       ----------     ----------  --------
        Total securities available for sale      313,342           9,021        3.84%         242,775          9,399      5.16%
    Federal funds sold and other                     905               9        1.33%           1,212             18      1.99%
                                              ----------      ----------   ---------       ----------     ----------  --------
      Total earning assets                     1,092,673          48,606        5.93%       1,008,747         51,466      6.80%
    Allowance for loan losses                    (14,642)                                     (14,507)
    Other assets, net                            130,407                                      112,794
                                              -----------                                  -----------
           Total assets                       $1,208,438                                   $1,107,034
                                              ==========                                   ==========
INTEREST BEARING LIABILITIES
    Interest bearing deposits:
      Interest bearing demand accounts        $  127,436      $      695        0.73%      $  117,998     $      912      1.03%
      Money market accounts                      137,545           1,627        1.58%          61,037          1,015      2.22%
      Savings accounts                           273,952           2,590        1.26%         259,058          3,860      1.99%
      Time deposit accounts                      281,840           5,644        2.68%         311,077          9,288      3.99%
      Escrow accounts                              3,299              37        1.50%           3,885             52      1.79%
                                              ----------      ----------   ---------       ----------     ----------  --------
        Total interest bearing deposits          824,072          10,593        1.72%         753,055         15,127      2.69%
                                              ----------      ----------   ---------       ----------     ----------  --------
    Borrowings:
      Securities sold U/A to repurchase           12,046             450        4.99%          13,296            515      5.18%
      Short-term borrowings                       19,846             205        1.38%          25,175            611      3.24%
      Long-term debt                             101,799           3,522        4.63%          68,090          2,477      4.86%
                                              ----------      ----------   ---------       ----------     ----------  --------
        Total borrowings                         133,691           4,177        4.18%         106,561          3,603      4.52%
                                              ----------      ----------   ---------       ----------     ----------  --------
      Total interest-bearing liabilities         957,763          14,770        2.06%         859,616         18,730      2.91%
    Non-interest bearing deposits                 74,593                                       64,320
    Other liabilities                             21,057                                       19,456
    Shareholders' equity                         155,025                                      163,642
                                              ----------                                   ----------
           Total liabilities & equity         $1,208,438                                   $1,107,034
                                              ==========                                   ==========
Net interest spread                                                             3.87%                                     3.89%
Net interest income/net interest margin                       $   33,836        4.14%                     $   32,736      4.34%
Ratio of earning assets to interest-bearing
    liabilities                                                               114.09%                                   117.35%
Less: tax equivalent adjustment                                    1,777                                       1,581
                                                              ----------                                  ----------
Net interest income as per consolidated
    financial statements                                      $   32,059                                  $   31,155
                                                              ==========                                  ==========

                           TROY FINANCIAL CORPORATION
                                    FORM 10-Q

                                  JUNE 30, 2003

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

                  None

Item 5.           Other Information
                  -----------------

                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)  Exhibits

                       31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

                       31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

                       32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

                       32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

                  (b)  Reports on Form 8-K

                       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TROY FINANCIAL CORPORATION

Date:  August 14, 2003           /s/ Daniel J. Hogarty, Jr.
                                 --------------------------
                                 Daniel J. Hogarty, Jr.
                                 Chairman of the Board, President
                                 and Chief Executive Officer
                                 (Principal Executive Officer)



Date:  August 14, 2003           /s/ David J. DeLuca
                                 -------------------
                                 David J. DeLuca
                                 Senior Vice President & Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)