Form 10-Q/A
period 2003-06-30
TROY FINANCIAL CORP
filed 2003-08-21
CIK 1075046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)


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
         (TITLE OF CLASS)                     (OUTSTANDING AT JULY 31, 2003)

                           TROY FINANCIAL CORPORATION
                                   FORM 10-Q/A
                                  JUNE 30, 2003



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

                           TROY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)


                                                                                 NINE MONTHS ENDED
                                                                          JUNE 30, 2003       JUNE 30, 2002
                                                                          --------------      -------------
COMMON STOCK
     Balance at beginning and end of period                                $       1               $       1
                                                                           =========               =========
ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of period                                        $ 125,583               $ 118,018
     Adjustment for ESOP shares released for allocation                        1,419                     713
     Adjustment for stock options exercised                                     (430)                   (181)
     Tax benefit from vesting of restricted stock awards                         548                     338
     Tax benefit from exercise of non-qualified stock options                     64                     115
     Stock dividend issued                                                        --                   6,347
     Adjustment for grant of restricted stock awards                              42                     156
                                                                           ---------               ---------
     Balance at end of period                                              $ 127,226               $ 125,506
                                                                           =========               =========
UNALLOCATED COMMON STOCK HELD BY ESOP
     Balance at beginning of period                                        $  (7,406)              $  (8,202)
     ESOP shares released for allocation (81,346 and
        84,412 shares, respectively)                                             768                     796
                                                                           ---------               ---------
     Balance at end of period                                              $  (6,638)              $  (7,406)
                                                                           =========               =========
UNVESTED RESTRICTED STOCK AWARDS
     Balance at beginning of period                                        $  (2,548)              $  (3,136)
     Grant of restricted stock awards (4,500 and 14,863 shares,
        respectively)                                                           (122)                   (345)
     Amortization of restricted stock awards                                     812                     787
     Forfeiture of restricted stock awards (7,815 and 787 shares,
        respectively)                                                            114                       8
                                                                           ---------               ---------
     Balance at end of period                                              $  (1,744)              $  (2,686)
                                                                           =========               =========
TREASURY STOCK
     Balance at beginning of period                                        $ (41,116)              $ (29,554)
     Purchase of treasury stock (492,123 and 474,496 shares,
        respectively)                                                        (13,179)                (11,836)
     Grant of restricted stock awards (4,500 and 14,863 shares,
        respectively)                                                             80                     189
     Stock dividend issued (5% or 480,868 shares)                                 --                   6,550
     Forfeiture of restricted stock awards (7,815 and 787 shares,
        respectively)                                                           (114)                     (8)
     Stock options exercised (60,445 and 66,700 shares, respectively)          1,068                     889
                                                                           ---------               ---------
     Balance at end of period                                              $ (53,261)              $ (33,770)
                                                                           =========               =========
RETAINED EARNINGS
     Balance at beginning of period                                        $  80,078               $  84,380
     Net income                                                               10,137    10,137         9,748      9,748
     Stock dividend issued                                                        --                 (12,897)
     Cash dividends ($.51 and $.35 per share, respectively)                   (4,505)                 (3,305)
                                                                           ---------               ---------
     Balance at end of period                                              $  85,710               $  77,926
                                                                           =========               =========
ACCUMULATED OTHER COMPREHENSIVE INCOME
     Balance at beginning of period                                        $   3,262               $   3,239
     Unrealized net holding gains (losses) on available for sale securities arising during the period (pre-tax $248 and ($639),
        respectively)                                                                      149                     (388)
     Reclassification adjustment for net (gains) on available for sale securities realized in net income (pre-tax ($209) and ($92),
        respectively)                                                                     (126)                     (56)
                                                                                      --------                  -------
     Other comprehensive income (loss)
                                                                                  23        23          (444)      (444)
                                                                           ---------  --------     ---------    -------
     Comprehensive income                                                             $ 10,160                  $ 9,304
                                                                                      =========                 =======
     Balance at end of period                                              $   3,285               $   2,795
                                                                           =========               =========
     Total shareholders' equity                                            $ 154,579               $ 162,366
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

                           TROY FINANCIAL CORPORATION
                                   FORM 10-Q/A
                                  JUNE 30, 2003
--------------------------------------------------------------------------------


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

FORWARD-LOOKING STATEMENTS
--------------------------


When used in this Form 10-Q/A or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company's assets and liabilities, are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.


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

The allowance for loan losses was $14.6 million or 1.90% of period end loans at June 30, 2003, and provided coverage of non-performing loans of 726.81%, compared to coverage of 693.28% and 1.90% of period end loans as of September 30, 2002. The following summarizes the activity in the allowance for loan losses:


                                      NINE MONTHS ENDED JUNE 30,
                                         2003          2002
                                         ----          ----
                                           (in thousands)

Allowance at beginning of the period   $ 14,538    $ 14,333
     Charge-offs                           (420)     (1,037)
     Recoveries                             100         224
                                       --------    --------
         Net charge-offs                   (320)       (813)
     Provision for loan losses              420         976
                                       --------    --------
Allowance at end of the period         $ 14,638    $ 14,496
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


                                                                    FOR THE THREE MONTHS ENDED JUNE 30,
                                           -------------------------------------------------------------------------------------
                                                              2003                                         2002
                                           -------------------------------------------------------------------------------------
                                              AVERAGE                      YIELD/          AVERAGE                      YIELD/
                                              BALANCE        INTEREST       RATE           BALANCE        INTEREST       RATE
                                              -------        --------       ----           -------        --------       ----
                                                                   (Dollars in thousands) (Unaudited)
EARNING ASSETS
    Total loans                               $   780,809      $ 12,880        6.60%       $   765,127     $  13,735        7.18%
    Loans held for sale                             1,927            30        6.23%               679            15        8.84%
    Securities held to maturity                       736            15        8.15%               974            20        8.21%
    Securities available for sale:
      Taxable                                     155,471         1,611        4.14%           122,570         1,725        5.63%
      Tax-exempt                                  178,571         1,367        3.06%           135,335         1,365        4.03%
                                              -----------      --------        ----        -----------     ---------        ----
        Total securities available for sale       334,042         2,978        3.57%           257,905         3,090        4.79%
    Federal funds sold and other                      705             2        1.14%               483             2        1.66%
                                              -----------      --------        ----        -----------     ---------        ----
      Total earning assets                      1,118,219        15,905        5.69%         1,025,168        16,862        6.58%

    Allowance for loan losses                     (14,666)                                     (14,607)
    Other assets, net                             129,875                                      118,302
                                              -----------                                  -----------
           Total assets                       $ 1,233,428                                  $ 1,128,863
                                              ===========                                  ===========

INTEREST BEARING LIABILITIES
  Interest bearing deposits:
      Interest bearing demand accounts        $   129,144      $    166        0.52%       $   119,761     $     265        0.89%
      Money market accounts                       158,218           568        1.44%            85,856           470        2.20%
      Savings accounts                            277,271           689        1.00%           265,315         1,310        1.98%
      Time deposit accounts                       268,076         1,637         2.45%          295,441         2,579        3.50%
      Escrow accounts                               4,324            17         1.58%            4,832            22        1.83%
                                              -----------      --------        ----        -----------     ---------        ----
        Total interest bearing deposits           837,033         3,077         1.47%          771,205         4,646        2.42%
                                              -----------      --------        ----        -----------     ---------        ----
    Borrowings:
      Securities sold U/A to repurchase            10,000           133        5.33%            12,803           168        5.26%
      Short-term borrowings                        21,457            72        1.35%            20,411            97        1.91%
      Long-term debt                              114,856         1,265        4.42%            78,390           971        4.97%
                                              -----------      --------        ----        -----------     ---------        ----
        Total borrowings                          146,313         1,470        4.03%           111,604         1,236        4.44%
                                              -----------      --------        ----        -----------     ---------        ----
      Total interest bearing liabilities          983,346         4,547        1.85%           882,809         5,882        2.67%
    Non-interest bearing deposits                  75,083                                       65,610
    Other liabilities                              20,707                                       18,763
    Shareholders' equity                          154,292                                      161,681
                                              -----------                                  -----------
           Total liabilities & equity         $ 1,233,428                                  $ 1,128,863
                                              ===========                                  ===========
Net interest spread                                                            3.84%                                        3.91%
Net interest income/net interest margin                        $ 11,358        4.07%                       $  10,980        4.30%
Ratio of earning assets to
    interest-bearing liabilities                                             113.72%                                      116.13%
Less: tax equivalent adjustment                                     613                                          603
                                                               --------                                    ---------
Net interest income as per consolidated
    financial statements                                       $ 10,745                                    $  10,377
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
                                                              ==========                                  ==========

                           TROY FINANCIAL CORPORATION
                                   FORM 10-Q/A


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

                                 TROY FINANCIAL CORPORATION


Date:  August 21, 2003           /s/ Daniel J. Hogarty, Jr.
                                 --------------------------
                                 Daniel J. Hogarty, Jr.
                                 Chairman of the Board, President
                                 and Chief Executive Officer
                                 (Principal Executive Officer)



Date:  August 21, 2003           /s/ David J. DeLuca
                                 -------------------
                                 David J. DeLuca
                                 Senior Vice President & Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)