Form 10-K
period 2003-09-30
TROY FINANCIAL CORP
filed 2003-12-29
CIK 1075046

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER: 00-25439

                                 ---------------

                           TROY FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                        16-1559508
       -------------------------------          -------------------
       (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

              32 SECOND STREET                        12180
               TROY, NEW YORK                       ----------
  ---------------------------------------           (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)


                                 (518) 270-3313
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
           -----------------------------------------------------------
                                (NOT APPLICABLE)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
           -----------------------------------------------------------
                   COMMON STOCK ($0.0001 PAR VALUE PER SHARE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Based upon the closing price of the registrant's common stock as of December 18, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant is $249.8 million

    The number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date is:

                CLASS: COMMON STOCK, PAR VALUE $0.0001 PER SHARE
               OUTSTANDING AT DECEMBER 18, 2003: 9,351,539 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

                                (NOT APPLICABLE)






























===============================================================================

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

Presently, Troy Financial and the Commercial Bank have no plans to own or lease any property, but instead use the premises and equipment of the Savings Bank. Troy Financial and the Commercial Bank do not employ any persons other than certain officers of the Savings Bank who are not separately compensated by Troy Financial or the Commercial Bank. Troy Financial and the Commercial Bank may utilize the support staff of the Savings Bank from time to time, if needed, and additional employees will be hired as appropriate to the extent Troy Financial or the Commercial Bank expand their business in the future. Troy Financial was incorporated in 1998.

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

In August 2000, the Company established the Commercial Bank, which is a special purpose commercial bank headquartered in Troy, New York. The Commercial Bank's primary purpose is to generate municipal deposits, which under New York State law cannot be collected by the Savings Bank.

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

On August 10, 2003, the Company and First Niagara Financial Group, Inc. ("First Niagara") entered into an Agreement and Plan of Merger (the "Agreement") which provides for, among other things, the acquisition of the Company by First Niagara. Contemporaneous with the completion of the acquisition, The Troy Savings Bank, a wholly-owned subsidiary of the Company, will merge with and into First Niagara Bank, a wholly-owned subsidiary of First Niagara. The Agreement provides that shareholders of the Company will receive either First Niagara stock, cash or a combination of First Niagara stock and cash for each share of Company common stock. The Boards of Directors of the Company and First Niagara expect the transaction to close in January 2004.

Prior to the merger, the Company's goal has been to be the primary source of financial products and services for its business, retail, and municipal customers. The Company's business strategy is to serve as a community-based, full-service financial services firm offering a wide variety of business, retail, municipal banking, trust, insurance, investment management and brokerage services throughout its market area.

The Company delivers its products and services and interacts with its customers primarily through its 21 branches and 23 proprietary automated teller machines ("ATMs") and its 24-hour telephone banking service ("Time$aver"). The Company's branches are staffed by managers, branch operations supervisors and customer sales and service representatives ("CSSRs") who are trained and compensated to market and service the Company's products, including those of the Company's nonbanking subsidiaries.

The Company makes its periodic and current reports available, free of charge, on its website, www.troysavingsbank.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission ("SEC").

The Savings Bank and the Commercial Bank are subject to regulation, examination and supervision by Federal Deposit Insurance Corporation (the "FDIC") and the New York State Banking Department ("NYSBD"). Deposits in the Banks are insured by the FDIC to the maximum extent provided by law. See "Regulation." The Savings Bank is a member of the Federal Home Loan Bank System ("FHLB System").

LENDING ACTIVITY

The Company focuses its lending activity primarily on the origination of commercial real estate, commercial business, residential mortgage and consumer loans. The types of loans that the Company may originate are subject to federal and state law and regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans, the supply of funds available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the Federal government, including the Federal Reserve, legislative tax policies and governmental budget matters. All loan approvals are made locally, by individual loan officers, or loan committees, depending upon the size of the loan. The Company makes every effort to respond to all loan requests in a prompt and timely manner.

LOAN PORTFOLIO COMPOSITION. At September 30, 2003 the Company's loan portfolio totaled $759.5 million, or 55.6% of total assets, and consisted primarily of commercial real estate, construction, commercial business, single-family residential mortgages and consumer loans.

The commercial real estate loan portfolio totaled $356.7 million, or 46.9% of the Company's total loans and 26.1% of total assets, at September 30, 2003. Of the loans managed by the Company's commercial real estate department, approximately 71.5% of the loans are secured by properties located in the Company's eight county market area, and an additional 9.0% and 8.5% are secured by properties located elsewhere in Upstate New York and in the New York City area, respectively. Approximately 29.4% of the properties securing the loans are office buildings and warehouses, 26.7% are apartment buildings and cooperatives, and 26.4% are retail buildings. The Company's commercial real estate loans range in size up to $13.2 million, and the average principal balance outstanding at September 30, 2003 was approximately $1.0 million. The 20 largest commercial real estate loans range in size from $3.5 million to $13.2 million, and the Company had 88 loans with outstanding balances of more than $1.0 million at September 30, 2003. The Company's largest commercial real estate exposure involving a single relationship was $35.4 million, all of which was outstanding at September 30, 2003, to Morris Massry and his related real estate interests with whom the Company has had a sixteen-year lending relationship. Mr. Massry is a director of the Company and is a local real estate developer. All of the real estate loans are secured by garden style apartment buildings.

The commercial business loan portfolio totaled $111.5 million, or 14.6% of the Company's loans and 8.2% of total assets, at September 30, 2003. The loans managed by the Company's commercial business department include fixed and adjustable rate loans, as well as adjustable rate lines of credit to a diverse customer base, including educational institutions, manufacturers, retailers, wholesalers, service providers, and government-funded entities. The Company's commercial business loans range in size up to $5.5 million, with an average principal balance outstanding of approximately $155 thousand at September 30, 2003. The Company's 20 largest commercial business loans at that date ranged in terms of total exposure, including balances outstanding and unfunded commitments, from $868 thousand to $10.0 million.

The Company's portfolio of single family residential mortgage loans totaled $239.7 million, or 31.5% of total loans and 17.6% of total assets, at September 30, 2003. The portfolio consisted primarily of fixed rate and adjustable rate loans secured by detached, single family homes located in the Company's market area, as well as home improvement loans. As of September 30, 2003, the Company's largest single-family residential mortgage loan had an outstanding balance of $820 thousand. As of that date, the typical residential mortgage loan held by the Company in its portfolio had an average principal balance of approximately $62.6 thousand, with an initial loan-to-value ("LTV") ratio of 80%, secured by detached single family homes.

The consumer loan portfolio totaled $37.9 million, or 5.0% of total loans and 2.8% of total assets, at September 30, 2003. The Company's consumer loan portfolio includes home equity lines of credit, auto loans, fixed rate consumer loans, overdraft protection and "Creative Loans", which start with a modest, below market interest rate that increases each year. The Company's home equity lines of credit represented 74.1% of the Company's consumer loan portfolio and its auto loans represented 10.5% of the portfolio, at September 30, 2003.

The following table presents the composition of the Company's loan portfolio, excluding loans held for sale, in dollar amounts and percentages at the dates indicated:

                                                                      AT SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
                                  2003                 2002                 2001                  2000                 1999
----------------------------------------------------------------------------------------------------------------------------------
                                      PERCENT              PERCENT               PERCENT                PERCENT            PERCENT
                           AMOUNT    OF TOTAL   AMOUNT    OF TOTAL     AMOUNT   OF TOTAL     AMOUNT    OF TOTAL  AMOUNT   OF TOTAL
----------------------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Real estate loans:
   Residential            $  239,704    31.5%   $ 300,776    39.2%   $ 326,074     42.8%    $ 226,961    37.9%  $ 221,721   39.1%
   Commercial                356,688    46.9%     298,995    39.0%     269,520     35.3%      233,334    38.9%    216,700   38.2%
----------------------------------------------------------------------------------------------------------------------------------
   Construction               15,427     2.0%      17,075     2.3%      16,379      2.2%        7,300     1.2%     13,761    2.4%
----------------------------------------------------------------------------------------------------------------------------------
    Total real estate loans  611,819    80.4%     616,846    80.5%     611,973     80.3%      467,595    78.0%    452,182   79.7%
----------------------------------------------------------------------------------------------------------------------------------
Commerical business loans    111,454    14.6%     118,349    15.4%     109,284     14.3%       95,586    16.0%     72,268   12.7%
----------------------------------------------------------------------------------------------------------------------------------
Consumer loans:
   Home equity lines          28,045     3.7%      14,796     1.9%       7,108      0.9%        5,019     0.8%      6,776    1.2%
   Other consumer              9,816     1.3%      16,678     2.2%      34,192      4.5%       30,901     5.2%     36,087    6.4%
----------------------------------------------------------------------------------------------------------------------------------
    Total consumer loans      37,861     5.0%      31,474     4.1%      41,300      5.4%       35,920     6.0%     42,863    7.6%
----------------------------------------------------------------------------------------------------------------------------------
     Gross loans          $  761,134   100.0%   $ 766,669   100.0%   $ 762,557    100.0%    $ 599,101   100.0%  $ 567,313  100.0%
-----------------------------------------------------------------------------------------------------------------------------------
Net deferred loan
  fees/costs and
  unearned discounts          (1,657)              (1,602)              (1,774)                  (364)               (407)
----------------------------------------------------------------------------------------------------------------------------------
    Total loans           $  759,477            $ 765,067            $ 760,783              $ 598,737           $ 566,906
Allowance for loan losses    (14,646)             (14,538)             (14,333)               (11,891)            (10,764)
----------------------------------------------------------------------------------------------------------------------------------
  Total loans receivable,
   net                    $  744,831            $ 750,529            $ 746,450              $ 586,846           $ 556,142
==================================================================================================================================

The following table presents as of September 30, 2003, the dollar amount of all loans in the Company's portfolio, excluding loans held for sale, that are contractually due after September 30, 2004, and indicates whether such loans have fixed or adjustable interest rates:

                                                                                       DUE AFTER SEPTEMBER 30, 2004
----------------------------------------------------------------------------------------------------------------------------------
                                                                           FIXED               ADJUSTABLE
                                                                      AMOUNT    PERCENT     AMOUNT    PERCENT             TOTAL
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Dollars in thousands)
Real estate loans:
   Residential                                                       $ 187,040    26.2%     $ 49,599      6.9%           $ 236,639
   Commercial                                                          301,420    42.2%       42,325      5.9%             343,745
   Construction                                                            500     0.1%        1,713      0.2%               2,213
----------------------------------------------------------------------------------------------------------------------------------
    Total real estate loans                                            488,960    68.5%       93,637     13.0%             582,597
----------------------------------------------------------------------------------------------------------------------------------
Commerical business loans                                               32,479     4.5%       66,189      9.3%              98,668
----------------------------------------------------------------------------------------------------------------------------------
Consumer loans:
   Home equity lines                                                        --      --        28,045      3.9%              28,045
----------------------------------------------------------------------------------------------------------------------------------
   Other consumer                                                        5,578     0.8%          350      0.0%               5,928
----------------------------------------------------------------------------------------------------------------------------------
   Total consumer loans                                                  5,578     0.8%       28,395      3.9%              33,973
----------------------------------------------------------------------------------------------------------------------------------
     Total gross loans                                               $ 527,017    73.8%    $ 188,221     26.2%           $ 715,238
==================================================================================================================================


LOAN MATURITY. The following table shows the contractual maturity of the Company's loan portfolio at September 30, 2003. The table does not include loans held for sale, possible prepayments or scheduled principal amortization.

                                                                 AT SEPTEMBER 30, 2003
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             HOME
                                                                                            EQUITY
                                RESIDENTIAL    COMMERCIAL                   COMMERCIAL     LINES OF        OTHER
                                 MORTGAGE       MORTGAGE     CONSTRUCTION    BUSINESS       CREDIT        CONSUMER       TOTAL
---------------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Amounts due:
   Within one year               $   3,065     $  12,943      $  13,214     $  12,786     $      --       $  3,888     $  45,896
   After one year:
    one to five years               10,702       112,901          1,713        46,292            --          5,507       177,115
    five to ten years               37,608       182,035            500        18,087        28,045            421       266,696
    ten to twenty years            135,488        35,437             --         2,645            --             --       173,570
    more than twenty years          52,841        13,372             --        31,644            --             --        97,857
---------------------------------------------------------------------------------------------------------------------------------
     Total due after one
       year                        236,639       343,745          2,213        98,668        28,045          5,928       715,238
---------------------------------------------------------------------------------------------------------------------------------
      Total amount due           $ 239,704     $ 356,688      $  15,427     $ 111,454     $  28,045       $  9,816     $ 761,134
---------------------------------------------------------------------------------------------------------------------------------
Less:
   Net deferred loan fees/costs
    and unearned discounts                                                                                                (1,657)
   Allowance for loan losses                                                                                             (14,646)
---------------------------------------------------------------------------------------------------------------------------------
    Loans receivable, net                                                                                              $ 744,831
=================================================================================================================================

The Company participates with other financial institutions in certain larger credits (both selling and purchasing interests) and also purchases loans from other financial institutions and brokers. The Company also sells or enters into commitments to sell certain fixed rate mortgage loans to Freddie Mac, as well as to other third parties. Historically, the Company has sold substantially all of its 30-year conforming fixed rate mortgage loans and, from time to time as conditions warrant, its 15-year conforming fixed rate mortgage loans into the secondary mortgage market. During fiscal 2003 and 2002, the Company sold $17.1 million and $10.7 million, respectively, of 30-year fixed-rate mortgage loans in the secondary mortgage market. The Company enters into mandatory commitments and option agreements to reduce the interest rate risk associated with mortgage loans held for sale, outstanding loan commitments and uncommitted loan applications with rate lock agreements, which are intended to be held for sale. The Company typically retains servicing rights on loans sold in order to generate loan servicing fee income. At September 30, 2003, the Company serviced mortgage loans for others with an aggregate principal balance of $122.5 million, and had mortgage servicing rights of $641 thousand.

The following is a more detailed discussion of the Company's current lending practices.

COMMERCIAL REAL ESTATE LENDING. The Company originates commercial real estate loans primarily in its eight-county market area; as well as, New York City, central/western New York, Florida and to a lesser extent in other states. The Metropolitan New York portfolio is secured primarily by apartments and co-op buildings in the Bronx (56.6%), Queens County (22.5%), Kings County (6.8%) and Westchester (4.3%). At September 30, 2003, the Company's commercial real estate loan portfolio by sector is secured as follows: 29.4% by office and warehouse buildings, 26.7% by apartment buildings and cooperatives; 26.4% by retail buildings; 1.8% by buildings owned by non-profit organizations; 1.2% by hospitality industry; and 14.5% by other property types.

The Company's commercial real estate loans outstanding increased $57.7 million or 19.3%, in fiscal 2003, compared to growth of $29.5 million or 10.9% in fiscal 2002 and $36.2 million or 15.5% in fiscal 2001. Loans originated in fiscal year 2003 and 2002 were $92.3 million and $46.4 million, respectively. The Company's commercial real estate lending marketing efforts include: loan officers calling on prospective borrowers, soliciting existing customers for additional business, referrals from the branch system, networking with professionals within the local real estate industry and maintaining contacts with other commercial real estate lenders (banks, insurance companies and the conduits).

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

A few of the important underwriting benchmarks are the property's ability to support (cover) the annual debt service. Typically the Company looks for at least a 1.20 debt coverage ratio. Property occupancy percentage generally needs to be at least at break-even level, though it can be less if the appropriate risk mitigants are in place. Loan to value ("LTV") ratios (per bank ordered appraisals) generally do not exceed 75% to 80%. If additional collateral or credit enhancement is provided, the "LTV" can exceed 80%.

The Company prices its commercial real estate loans using the following indices:
Prime, London Inter-bank Offer Rate ("LIBOR"), the Treasury Constant Maturities Index and Federal Home Loan Bank of NY borrowing rates. The Company adds a premium (a "spread") to the index to determine the interest rate. These spreads vary depending on the risk profile of the credit. Generally, loans have maturities of five to ten years and are amortized over 10-25 years. Construction loans are generally written for terms up to twenty-four months. Typically, construction loans are priced to float over the prime rate or the 30, 60 or 90 day LIBOR, with a spread. Commitment fees may also be earned on new transactions. Generally fees range from .25% to 1.00% of the commitment amount.

The Company's lending authority empowers the Vice President & Director of Commercial Mortgage Lending to approve unsecured loans up to $75,000 and up to $322,700 for loans secured by real estate. The Company's Commercial Mortgage Credit Committee approves real estate secured loans (and total relationship exposure) over $322,700 up to $1.5 million. The Committee also reviews and recommends for approval loans (and total relationship exposure) over $1.5 million; loans in excess of $1.5 million require the approval of the Board of Directors' Loan Committee.

Department management is responsible for monitoring the Company's commercial mortgage portfolio. Under management's direction, department staff collect delinquent loans, review annual financial statements, perform property inspections and prepare annual loan reviews. The purpose of the annual review is to determine the property's current status and whether the present loan rating reflects the current risk. If the loan review warrants a change in loan grade, it is indicated on the loan review form. The Company employs an outside consultant, who was previously a senior credit officer for a large commercial bank, to evaluate the annual loan reviews prepared by the department. The scope of the consultant's annual review covers approximately 75% to 80% of the Company's commercial real estate portfolio. The consultant issues his reports as to the effectiveness of the department's loan review process and renders an opinion on the risk profile of the overall portfolio.

COMMERCIAL BUSINESS LENDING. The Company has actively sought to originate commercial business loans in its market area. The Company originated $40.8 million and $51.5 million of commercial business loans in fiscal years 2003 and 2002, respectively. The Company's commercial loans generally range in size up to $10.0 million, and the borrowers are principally located within the Company's market area. The Company offers both fixed rate loans, with terms ranging from three to seven years and adjustable rate lines of credit. At September 30, 2003, 68.0% of the Company's outstanding commercial loan portfolio consisted of variable rate loans. As a general rule, the Company sets the interest rates on its loans based on the prime rate, LIBOR, or other index rates, plus a spread, and its variable-rate loans reprice at least every 90 days. The Company's commercial loans include loans to finance equipment, working capital and accounts receivable. These loans are made to a diverse customer base that includes manufacturers, wholesalers, retailers, service providers, educational institutions and government funded entities. The Company also participates in two syndicated credits on businesses located in its market area. At September 30, 2003, the total outstanding balance on these syndicated loans was $10.1 million and the unused commitment available was $10.4 million.

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

The Company also has a small business lending program whereby the Company lends money to small, locally-owned and operated businesses. During the fiscal year ended September 30, 2003, the Company originated $5.1 million of new small business loans, down from $10.3 million in the prior year. At September 30, 2003, the Company had $23.8 million of such loans outstanding.

Approximately 10% of the Company's small business loans are secured by cash collateral or marketable securities or are guaranteed up to 90% of the principal amount by the Small Business Administration.

In addition to developing business, the Company's commercial loan officers are responsible for underwriting the commercial loans and monitoring the ongoing relationship between the borrower and the Company. Following the loan officer's initial underwriting and preparation of a credit memorandum, the loan application is reviewed by the Vice President and Director of Commercial Lending, who has authority to approve loans of less than $250 thousand. Loans between $250 thousand and $1.0 million require approval of the Company's Commercial Loan Credit Committee, and loans in excess of $1.0 million require approval of the Board of Directors' Loan Committee. The Company's underwriting standards focus on a review of the potential borrower's cash flow, as well as the borrower's leverage and working capital ratios. To a lesser extent, the Company will consider the collateral securing the loan and whether there is a personal guarantee on the loan.

To assist with the initial underwriting and ongoing maintenance of the Company's commercial loans, the Company employs the same risk rating system used by the Company's commercial real estate loan department. See "Commercial Real Estate Lending". At the time a loan is initially underwritten, as well as every time a loan is reviewed, the Company assigns a risk rating. In addition, the Company employs an annual review process, in which an outside consultant reviews 75% to 80% of the Company's commercial loan portfolio to confirm the Company's assigned risk rating and to review the Company's overall monitoring of the loan portfolio.

The Company monitors its commercial loan portfolio by closely watching all loans with a risk rating which indicates certain adverse factors, such as insufficient debt service ratio or cash flow issues. In addition, the Company receives delinquency reports beginning on the 10th of every month. If a loan payment is more than 20 days late, the commercial loan officer begins active loan management, which initially includes calling the borrower or sending a written notice. Moreover, because the Company's lines of credit expire every 12 months, or five months after the borrower's fiscal year end, and the borrower is required to renew the line of credit at such time, the Company, in effect, re-underwrites the loan annually. A term loan often includes a line of credit, in which case the status of the borrower and loan is reviewed annually because of the line of credit review. In all reviews, the Company analyzes the borrower's most current financial statements, and in most cases will visit the borrower or inspect the borrower's business and properties.

SINGLE FAMILY RESIDENTIAL LENDING. The Company originated $79.7 million and $60.2 million of single-family residential real estate loans in fiscal years 2003 and 2002, respectively. Substantially all the Savings Bank's residential mortgage loans were originated through Family Mortgage Banking Co., Inc. ("FMBC"), the Savings Bank's mortgage banking subsidiary. FMBC currently employs two full-time and two part-time loan counselors, who are responsible for developing the Company's mortgage business by meeting with referrals, networking with representatives of the local real estate industry and sponsoring home buying seminars. In addition, the Company's CSSRs are trained to refer potential mortgage customers to FMBC. Although FMBC meets with applicants and assists with the application process, the Company handles the processing, underwriting, funding and closing of all residential mortgage loans. Single-family residential mortgage loans not originated through FMBC generally are originated through independent mortgage brokers or by the Savings Bank.

The Company currently makes a variety of fixed rate and adjustable rate mortgage loans ("ARMs"), which are secured by one-to four-family residences located in the Company's eight-county market area. The Company originates mortgage loans that conform to Freddie Mac guidelines, as well as jumbo loans, which are loans in amounts over $322,700, and loans with other non-conforming features. The Company will underwrite a single family residential mortgage loan with an LTV ratio of up to 95% with private mortgage insurance, and the Company's fixed rate mortgages generally have contractual maturities of 10 to 30 years.

The Company offers a variety of ARM programs based on market demand. The Company generally amortizes an ARM loan over 30 years. On certain ARMs, the Company offers a conversion option, whereby the borrower, at his or her option, can convert the loan to a fixed interest rate, after a predetermined period of time, generally 10 to 57 months. Interest rates are generally adjusted based on a specified margin over the Constant Treasury Maturity Index. Interest rate adjustments on such loans are limited by both annual adjustment caps and maximum rate adjustments over the life of the loan. The origination of ARMs, as opposed to fixed rate loans, helps reduce the Company's exposure to increases in interest rates. However, during periods of rising interest rates, ARMs may increase credit risks not inherent in fixed rate loans, primarily because as interest rates rise, the payment obligations of the borrower rises, thereby increasing the potential for default. The annual and lifetime adjustable caps however, help to reduce this risk. The volume and type of ARMs originated through FMBC are affected by numerous market factors, including the level of interest rates, competition, consumer preferences and the availability of funds. At September 30, 2003, the Company held $49.7 million of ARMs in its loan portfolio, most of which reprice annually after their initial pricing period, which can range up to five years.

Single-family residential loans are generally underwritten according to Freddie Mac guidelines. The Company requires borrowers who obtain mortgage loans with an LTV ratio greater than 80% to obtain private mortgage insurance in an amount sufficient to reduce the Company's exposure to not more than 80% of the purchase price or appraised value, whichever is lower. In addition, the Company requires escrow accounts for the payment of taxes and insurance, if the LTV ratio exceeds 80%, but permits borrowers to request an escrow account waiver, if the LTV ratio is less than 80%. Substantially all mortgage loans originated by the Company include due-on-transfer clauses, which generally provide the Company the contractual right to deem the loan immediately due and payable if the borrower transfers ownership of the property without the Company's consent. The Company's staff underwriters have authority to approve loans in amounts up to $322,700. Loans between $322,700 and $1.5 million require the approval of the Company's Commercial Mortgage Credit Committee, and loans in excess of $1.5 million require the approval of the Loan Committee of the Board of Directors.

To help low and moderate income home buyers in the Company's communities, the Company participates in residential mortgage programs and products sponsored by the State of New York Mortgage Agency ("SONYMA") and the Federal Housing Authority ("FHA"). SONYMA and FHA mortgage programs provide low and moderate income households with smaller down payments and below market interest rates. The Company sells its SONYMA loans back to SONYMA for resale in the secondary market. The Company also is a charter member of the Capital District Affordable Housing Partnership, a local lending consortium that makes mortgage funds available to homebuyers who are unable to obtain conventional financing. The Company also participates in the Capital District Community Loan Fund and the FHLB Home Buyer's Club. Since 1993, the Company has made available to low to moderate income first-time homebuyers over $15.0 million of conventional no down payment mortgages.

To complement the Company's portfolio of residential mortgage loan products, the Company also originates fixed rate home equity mortgage loans. A first or second mortgage on the owner-occupied property secures these loans. During fiscal 2003, the Company originated $1.3 million of home equity mortgage loans. As of September 30, 2003, the average size of the Company's outstanding home equity mortgage loans in its residential mortgage loan portfolio was $20 thousand.

CONSUMER LENDING. In addition to the Company's residential mortgage loans, the Company offers a variety of consumer credit products, including home equity lines of credit, variable rate or Creative Loans, auto loans, fixed rate consumer loans and overdraft protection. The objective of the Company's consumer lending program is to maintain a profitable loan portfolio and to serve the credit needs of the Company's customers and the communities, in which it does business, while providing for adequate liquidity, higher yielding short duration assets, as well as portfolio diversification.

The Company offers home equity lines of credit in amounts up to $100,000. During fiscal year 2003, the Company approved new lines of credit totaling $28.0 million. With the Prime Rate at its lowest point in over forty years, the Company took this opportunity in fiscal 2003 to generate new home equity credit lines and loans and has commenced an aggressive campaign to increase outstandings. These products represent a significant growth opportunity to the consumer loan portfolio, as rates are very favorable (variable rate funding) and this type of financing continues to be in high demand, as evidenced by a record breaking home equity origination in 2003. The campaign was introduced throughout the Bank's market area (Capital and Catskill Regions) via an internal branch effort and externally through newspaper, direct mail, radio and billboard. The home equity lines of credit have variable interest rates and are available only if the LTV ratio is less than 90%.

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

CONSTRUCTION LENDING. The Company offers residential construction loans to individuals who are constructing their own homes in the Company's market area. Generally, in these cases, the Company is familiar with the builders utilized by the Company's borrowers and has a long-standing relationship with them. The Company's residential mortgage loan origination group monitors the periodic disbursements of all construction loans. Before advances are made, the Company's independent appraisers provide reports comparing the progress of the construction to the pre-construction schedule. In many cases, the Company converts construction loans to traditional residential mortgage loans, following completion of construction. At September 30, 2003, the Company had $1.7 million of residential construction loans outstanding, which are reported with residential mortgage loans.

The Company's construction loans generally have terms up to six months, and require payment of interest only. If construction is not completed on schedule, the Company charges the borrower additional fees in connection with an extension of the loan. The Company's staff underwriters have approval authority of up to $322,700. Loans in excess of $322,700 require approval of the Commercial Mortgage Credit Committee, and loans in excess of $1.5 million require approval of the Loan Committee of the Board of Directors.

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

The Company also makes construction loans on commercial real estate projects where the borrowers are well known to the Company and have the necessary liquidity and financial capacity to support the projects through to completion and the source of permanent financing, whether the Company or another institution, can be verified. All commercial real estate construction lending is done on a recourse basis. As of September 30, 2003, the Company had $15.4 million of commercial real estate construction loans outstanding, or 2.0% of the Company's loans and 1.1% of total assets.

LOAN REVIEW. As part of the portfolio monitoring process, commercial business loans and commercial real estate loans over $1 million are subjected to an annual detailed loan review. Classified loans over $100,000 (see below) in both portfolios are subjected to this process quarterly. Current financial information is analyzed and the loan rating is evaluated to determine if it still accurately represents the level of risk posed by the credit. These reviews are then analyzed by an outside consultant who decides on the reasonableness of the loan officers' conclusions with respect to the loans risk rating and the related allowance for loan loss, if any. For classified loans, these reviews are complemented by a quarterly loan officer meeting with the outside consultant and the Company's Chief Credit Officer. The conclusions reached at these meetings become an integral part of the quarterly review of loan loss reserve adequacy.

DELINQUENT LOANS. It is the policy of management to monitor the Company's loan portfolio to anticipate and promptly address potential and actual delinquencies. The procedures taken by the Company vary depending on the type of loan.

With respect to single family residential mortgage and consumer loans, when a borrower fails to make a payment on the loan, the Company takes immediate steps to have the delinquency cured and the loan restored to current status. On the 15th of every month, the Credit Administration Department prepares delinquency reports. The Company's collection manager and his staff then contact the borrower by telephone to ascertain the reason for the delinquency and the prospects of repayment. Written notices are also sent at that time. The borrower is again contacted by telephone on the 20th and 26th of the month, if payment has not been received. After 30 days another notice is sent and the borrower is reported as delinquent. The Credit Administration Department continues to call the borrower and if payment has not been received by the 60th day, another notice is sent informing the borrower that the loan must be brought current within the next 30 days or foreclosure proceedings will be commenced. Generally, the Company does not accrue interest on loans more than 90 days past due. The Company's procedures for single family residential loans which have previously been sold by the Company, but which the Company currently services are similar during the first 60 days. After 60 days, the Company follows the Freddie Mac or applicable investor guidelines and timeframes regarding delinquent loan accounts.

With respect to commercial real estate and commercial business loans, the Credit Administration Department delivers delinquency reports to the respective departments beginning on the 10th of every month. If a loan payment is more than 20 days late, the loan officer begins active loan management.

CLASSIFIED ASSETS. The Company's policies require the classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality, as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full improbable. Assets classified, as "loss" are those considered uncollectible and of such little value that there continuance as assets without the establishment of a specific loss reserve is not warranted. At September 30, 2003, the Company had classified $4.0 million of assets as "substandard" and $714 thousand of assets as "doubtful." At such date, the Company did not have any assets classified as "loss."

In addition to classified assets, the Company also has certain "special mention" or "watch list" assets that have characteristics, features or other potential weaknesses that warrant special attention. At September 30, 2003, that were twenty loan relationships classified as special mention totaling $13.1 million, or 1.7% of total loans and 1.0% of total assets. The majority of these twenty relationships are well secured by real estate or other collateral. The largest single relationship is approximately $4.9 million and is secured by office buildings. The credit for this relationship is criticized due to vacancies below the level needed to service the debt.

NON-PERFORMING ASSETS. The Company places a loan on non-accrual status when the loan is contractually past due 90 days or more, or when, in the opinion of management, the collection of principal and/or interest is doubtful. At such time, all accrued but unpaid interest is reversed against current period income and as long as the loan remains on non-accrual status, interest is recognized only when received, if considered appropriate by management. In certain cases, the Company will not classify a loan that is contractually past due 90 days or more as non-accruing, if management determines that the particular loan is well secured and in the process of collection. In such cases, the loan is simply reported as "past due." Loans are removed from non-accrual status when they become current as to principal and interest, or when in the opinion of management, the loans are expected to be fully collectible as to principal and interest. The Company did not have any loans classified as 90 days past due and still accruing interest at September 30, 2003. Non-performing loans also include troubled debt restructurings ("TDRs"). TDRs are loans whose repayment criteria have been renegotiated to below market terms given the credit risk inherent in the loan due to the borrowers' inability to repay the loans in accordance with the loans' original terms. At September 30, 2003, the Company had one commercial mortgage loan secured by real estate for $500 thousand classified as a TDR.

Additionally, at September 30, 2003, the Company identified approximately $2.7 million of loans that have more than normal credit risk, including the ability of such borrowers to comply with their present loan repayment terms. This represents a decrease of $2.7 million from the $5.4 million reported at September 30, 2002. Substantially all of these loans are unsecured commercial business loans. The Company believes that if economic or business conditions deteriorate in its lending area, some of these loans could become non-performing, however the Company has already considered these loans in determining the adequacy of its allowance for loan losses.

The Company classifies property that it acquires through foreclosure or settlement in lieu thereof as other real estate owned ("OREO"). The Company records OREO at the lower of the unpaid principal balance or fair value less estimated costs to sell at the date of acquisition and subsequently recognizes any decrease in fair value by a charge to non-interest expenses. At September 30, 2003, the Company had $129 thousand of OREO resulting from single family residential mortgage loans, and $287 thousand from commercial real estate loans.

The following presents the amounts and categories of non-performing assets at the dates indicated:

                                                                                     AT SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------
                                                           2003           2002          2001          2000           1999
---------------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
Non-accrual loans:
   Real estate loans:
    Residential                                          $  1,015      $  1,147       $  1,825      $  2,424      $  2,707
    Commercial                                                366           555            898         2,829         4,210
    Construction                                               --            --             --            --            --
---------------------------------------------------------------------------------------------------------------------------
     Total real estate loans                                1,381         1,702          2,723         5,253         6,917
   Commercial business loans                                  717           264            283           103            10
   Home equity lines                                           21            30             83            84            58
   Other consumer loans                                        47           101            160           160           282
---------------------------------------------------------------------------------------------------------------------------
     Total non-accrual loans                                2,166         2,097          3,249         5,600         7,267
---------------------------------------------------------------------------------------------------------------------------
Troubled debt restructurings                                  500            --             --            53           616
---------------------------------------------------------------------------------------------------------------------------
     Total non-performing loans                             2,666         2,097          3,249         5,653         7,883
---------------------------------------------------------------------------------------------------------------------------
Other real estate owned:
   Residential real estate                                    129           227            140           240            76
   Commercial real estate                                     287           125            125         1,033         1,769
---------------------------------------------------------------------------------------------------------------------------
     Total other real estate owned                            416           352            265         1,273         1,845
---------------------------------------------------------------------------------------------------------------------------
     Total non-performing assets                         $  3,082      $  2,449       $  3,514      $  6,926      $  9,728
===========================================================================================================================
Allowance for loan losses                                $ 14,646      $ 14,538       $ 14,333      $ 11,891      $ 10,764
---------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses as a percentage of
   total loans                                               1.93%         1.90%          1.88%         1.99%         1.90%
Allowance for loan losses as a percentage of
   non-performing loans                                    549.36%       693.28%        441.15%       210.35%       136.55%
Non-performing loans as a percentage of
   total loans                                               0.35%         0.27%          0.43%         0.94%         1.39%
Non-performing assets as a percentage of
   total assets                                              0.23%         0.19%          0.30%         0.75%         1.06%
===========================================================================================================================


For the years ended September 30, 2003, 2002 and 2001, the interest income that would have been recorded if the non-accrual loans were on an accrual basis, or had the rate not been reduced with respect to the loans restructured in troubled debt restructuring, amounted to $148 thousand, $123 thousand, and $210 thousand, respectively.

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

Based on management's on-going review of the Company's loan portfolio, including the inherent risks therein, historical loan loss experience, general economic conditions, and trends and other factors, the Company maintains an allowance for loan losses to cover probable loan losses. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on a number of factors including; historical loan loss experience, changes in the types and volume of the loan portfolio, overall portfolio quality including past due and non-accrual trends, loan concentrations, review of specific problem loans, changes in lending policy and procedures including underwriting, industry trends, and general economic conditions which may effect the borrowers' ability to pay. Loans are charged against the allowance for loan losses when management believes that the collectibility of all or a portion of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans. Based on information currently known, management considers the current level of reserves adequate to cover probable loan losses, although there can be no assurance that such reserves will in fact be sufficient to cover actual losses. At September 30, 2003, the Company's allowance for loan losses was $14.6 million, or 1.93% of total loans and 549.36% of non-performing loans. Net charge-offs during the year ended September 30, 2003 were $452 thousand, down $509 thousand or 53.0%, from fiscal 2002. The Company continues to monitor and modify its allowance for loan losses as conditions dictate. The following table is a summary of the activity in the Company's allowance for loan losses over the last five years:


                                                                        FOR THE YEARS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------
                                                           2003           2002          2001          2000           1999
---------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Total loans outstanding at end of period                $ 759,477     $ 765,067      $ 760,783     $ 598,737     $ 566,906
---------------------------------------------------------------------------------------------------------------------------
Average total loans outstanding                         $ 770,507     $ 761,682      $ 741,709     $ 594,570     $ 505,489
---------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of year          $  14,538     $  14,333      $  11,891     $  10,764      $  8,260
   Loan charge-offs:
    Residential real estate                                  (154)         (120)          (258)         (412)         (362)
    Commercial real estate                                     (4)         (128)           (20)         (550)         (252)
    Construction                                               --            --            (89)         (375)            --
    Commercial business                                       (93)         (374)          (184)          (40)          (75)
    Home equity lines                                          --            --             --            --            --
    Other consumer loans                                     (343)         (595)        (1,041)         (565)         (306)
---------------------------------------------------------------------------------------------------------------------------
     Total charge-offs                                       (594)       (1,217)        (1,592)       (1,942)         (995)
---------------------------------------------------------------------------------------------------------------------------
  Loan recoveries:
    Residential real estate                                     4            19             26            84            40
    Commercial real estate                                      5             4             71           155           176
    Construction                                               17            31             32           219            13
    Commercial business                                        19            69             22             6             8
    Home equity lines                                          --            --             --            --            --
---------------------------------------------------------------------------------------------------------------------------
    Other consumer loans                                       97           133            201            42            12
---------------------------------------------------------------------------------------------------------------------------
     Total recoveries                                         142           256            352           506           249
---------------------------------------------------------------------------------------------------------------------------
      Net charge-offs                                        (452)         (961)        (1,240)       (1,436)         (746)
---------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                     560         1,166          1,498         2,563         3,250
---------------------------------------------------------------------------------------------------------------------------
Allowance acquired                                             --            --          2,184            --            --
---------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of year                $  14,646     $  14,538      $  14,333     $  11,891     $  10,764
===========================================================================================================================
Net charge-offs to average loans                             0.06%         0.13%          0.17%         0.24%         0.15%
---------------------------------------------------------------------------------------------------------------------------
Allowance as a percentage of non-performing loans          549.36%       693.28%        441.15%       210.35%       136.55%
---------------------------------------------------------------------------------------------------------------------------
Allowance as a percentage of period-end loans                1.93%         1.90%          1.88%         1.99%         1.90%
---------------------------------------------------------------------------------------------------------------------------


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

                                                                  AT SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------
                                        2003                            2002                            2001
-----------------------------------------------------------------------------------------------------------------------
                                                 PERCENT                         PERCENT                        PERCENT
                                                OF LOANS                        OF LOANS                       OF LOANS
                                    PERCENT OF   IN EACH            PERCENT OF   IN EACH           PERCENT OF   IN EACH
                                     ALLOWANCE  CATEGORY            ALLOWANCE   CATEGORY            ALLOWANCE  CATEGORY
                                      TO TOTAL  TO TOTAL             TO TOTAL   TO TOTAL            TO TOTAL   TO TOTAL
                           AMOUNT    ALLOWANCE    LOANS    AMOUNT   ALLOWANCE    LOANS    AMOUNT   ALLOWANCE    LOANS
-----------------------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Allocation of allowance
   for loan losses:
Real estate loans:
   Residential mortgage  $  1,072      7.3%     31.5%   $  1,444       9.9%     39.2%   $  2,085     14.5%     42.8%
   Commercial mortgage      6,630     45.3%     46.9%      6,548      45.1%     39.0%      5,504     38.4%     35.3%
   Construction               439      3.0%      2.0%        454       3.1%      2.3%        470      3.3%      2.2%
Commercial business loans   2,823     19.3%     14.6%      2,723      18.7%     15.4%      2,636     18.4%     14.3%
Home equity lines of
  credit                      701      4.8%      3.7%        406       2.8%      1.9%        211      1.4%      0.9%
Other consumer loans          238      1.6%      1.3%        468       3.2%      2.2%      1,012      7.1%      4.5%
Unallocated                 2,743     18.7%                2,495      17.2%                2,415     16.9%
-----------------------------------------------------------------------------------------------------------------------
    Total                $ 14,646    100.0%    100.0%   $ 14,538     100.0%    100.0%   $ 14,333    100.0%    100.0%
=======================================================================================================================


--------------------------------------------------------------------------------------------------
                                                 2000                      1999
--------------------------------------------------------------------------------------------------
                                                        PERCENT                         PERCENT
                                                       OF LOANS                        OF LOANS
                                           PERCENT OF  IN EACH             PERCENT OF    IN EACH
                                           ALLOWANCE   CATEGORY             ALLOWANCE   CATEGORY
                                            TO TOTAL   TO TOTAL             TO TOTAL    TO TOTAL
                                 AMOUNT    ALLOWANCE    LOANS    AMOUNT     ALLOWANCE     LOANS
--------------------------------------------------------------------------------------------------

Allocation of allowance
   for loan losses:
Real estate loans:
   Residential mortgage         $  2,062       17.3%    37.9%    $  1,967     18.2%       39.1%
   Commercial mortgage             5,533       46.5%    38.9%       5,379     50.0%       38.2%
   Construction                      297        2.5%     1.2%          95      0.9%        2.4%
Commercial business loans          2,059       17.3%    16.0%       1,716     15.9%       12.7%
Home equity lines of
  credit                             128        1.1%     0.8%         117      1.1%        1.2%
Other consumer loans                 685        5.8%     5.2%         534      5.0%        6.4%
Unallocated                        1,127        9.5%                   956     8.9%
--------------------------------------------------------------------------------------------------
    Total                       $ 11,891      100.0%   100.0%    $ 10,764    100.0%      100.0%
==================================================================================================

SECURITIES

The Company's securities portfolio is comprised of securities available for sale and securities held to maturity. At September 30, 2003, the Company had $414.3 million, or 30.3% of total assets, in securities available for sale and $661 thousand, or less than 0.1% of total assets, in securities held to maturity. The portfolios consist primarily of U.S. government securities and agency obligations, corporate debt securities, municipal securities, mortgage-backed securities, mutual funds and equity securities. Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, then they are classified as securities held to maturity and are carried at amortized cost. Securities if any, that are identified as trading account assets for resale over a short period are stated at fair value with unrealized gains and losses reflected in current earnings. All other debt and equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, as a separate component of equity. At September 30, 2003, the Company did not hold any securities considered to be trading securities. As a member of the FHLB of New York ("FHLB"), the Company is also required to hold FHLB stock, which is carried at cost because the FHLB stock is not transferable and may only be redeemed by the FHLB. At September 30, 2003, the Company did not hold the securities of any one issuer in an amount that exceeded 10% of the Company's equity, except for securities issued by the U.S. Government, or its agencies.

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

Under the Company's investment policy, eligible securities include: U.S. Treasury obligations, securitized loans from the Company's loan portfolio, municipal securities, corporate debt securities, mutual funds, common stock, preferred stock, convertible preferred stock, convertible notes and bonds, U.S. governmental agency or agency-sponsored obligations, collateralized mortgage obligations and REMICs, banker's acceptances and commercial paper, certificates of deposit and federal funds.

The following table presents the composition of the Company's securities available for sale and securities held to maturity in dollar amounts and percentages at the dates indicated.

                                                                                     AT SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                   2003                    2002                   2001
------------------------------------------------------------------------------------------------------------------------------
                                                           CARRYING    PERCENT     CARRYING    PERCENT    CARRYING    PERCENT
                                                             VALUE     OF TOTAL      VALUE    OF TOTAL      VALUE     OF TOTAL
------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Dollars in thousands)

Securities available for sale (at fair value)
   U.S. Government securities and agency obligations       $ 84,958      20.5%    $ 146,313     37.1%    $  60,463      24.3%
   Obligations of states and political subdivisions         262,714      63.4%      143,989     36.5%       87,308      35.1%
   Mortgage-backed securities                                34,364       8.3%       47,471     12.1%       50,312      20.3%
   Corporate debt securities                                 19,897       4.8%       25,274      6.4%       13,639       5.5%
   Mutual funds and marketable equity securities              3,750       0.9%       25,717      6.5%       28,669      11.5%
   Non-marketable equity securities                           8,582       2.1%        5,303      1.4%        8,078       3.3%
------------------------------------------------------------------------------------------------------------------------------
    Total securities available for sale                     414,265     100.0%      394,067    100.0%      248,469     100.0%
------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity (at amortized cost):
   Mortgage-backed securities                                   661     100.0%          883    100.0%        1,130      53.1%
   Corporate and other debt securities                           --       0.0%           --      0.0%        1,000      46.9%
-----------------------------------------------------------------------------------------------------------------------------
    Total securities held to maturity                           661     100.0%          883    100.0%        2,130     100.0%
------------------------------------------------------------------------------------------------------------------------------
Total securities portfolio                                 $414,926               $ 394,950              $ 250,599
==============================================================================================================================

The following table presents information regarding the amortized cost, weighted average yields and contractual maturities of the Company's securities available for sale and securities held to maturity debt portfolios (excludes mutual fund shares and equities) as of September 30, 2003. Weighted average yields are based on amortized cost.

                                                              AT SEPTEMBER 30, 2003
---------------------------------------------------------------------------------------------------------------------------------
                                                MORE THAN ONE YEAR  MORE THAN FIVE YEARS
                             ONE YEAR OR LESS      TO FIVE YEARS         TO TEN YEARS    MORE THAN TEN YEARS       TOTAL
---------------------------------------------------------------------------------------------------------------------------------
                                      WEIGHTED             WEIGHTED            WEIGHTED             WEIGHTED            WEIGHTED
                           AMORTIZED   AVERAGE  AMORTIZED   AVERAGE  AMORTIZED  AVERAGE  AMORTIZED  AVERAGE   AMORTIZED  AVERAGE
                             COST     YIELD(1)    COST     YIELD(1)   COST     YIELD(1)     COST     YIELD(1)    COST    YIELD(1)
---------------------------------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Securities available for
  sale:
   U.S. Government
    securities
    and agency obligations  $ 84,959    0.96%   $      --            $   --              $    --              $ 84,959     0.96%
   Obligations of states
    and political
    subdivisions             161,758    2.35%      94,162    2.63%    5,345      5.72%        50     6.67%     261,315     2.52%
   Mortgage-backed
     securities                    5    6.74%         426    7.01%    1,893      7.16%    30,873     5.02%      33,197     5.17%
   Corporate debt
     securities                   --               12,300    2.55%       --                7,589     2.72%      19,889     2.61%
---------------------------------------------------------------------------------------------------------------------------------
    Total available for
      sale                  $246,722    1.87%   $ 106,888    2.63%   $7,238      6.10%   $38,512     4.57%    $399,360     2.41%
=================================================================================================================================
Securities held to maturity:
   Mortgage-backed
     securities                   --                  126    8.21%      535      8.06%                             661     8.09%
---------------------------------------------------------------------------------------------------------------------------------
    Total held to maturity  $     --            $     126    8.21%   $  535      8.06%   $    --              $    661     8.09%
=================================================================================================================================

(1) Weighted average yields are presented on a tax equivalent basis, using an assumed Federal tax rate of 35%.

The following is a more detailed discussion of the Company's securities available for sale and securities held to maturity portfolios:

U.S GOVERNMENT SECURITIES AND AGENCY OBLIGATIONS. The Company invests in U.S. Treasury securities, debt securities and mortgage-backed securities issued by government agencies and government sponsored entities such as Fannie Mae, the FHLBs, the Government National Mortgage Association ("Ginnie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). At September 30, 2003, the Company held, as available for sale, $85.0 million of non-government guaranteed bonds issued by the FHLBs, Freddie Mac and Fannie Mae. These securities had an average yield of 0.96%, weighted average life of less than one-month and were rated "AAA". The Company's investment policy does not limit the amount of U.S. government and agency obligations that the Company can hold.

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS. At September 30, 2003, $200.9 million of the Company's securities consisted of tax-exempt municipal bonds and notes, all of which were classified as available for sale. Of that total, $71.3 million were invested in general and revenue obligations of jurisdictions in the State of New York representing relationship investments in municipalities, including counties, cities, school districts, towns, villages and fire districts. In addition, the Company held $60.4 million in taxable municipal bonds of various municipalities throughout the United States, of which, $24.5 million were taxable municipal bonds of municipalities within New York State. The Company's municipal securities have a weighted average maturity of just over one-year and a taxable equivalent yield of 2.52% at September 30, 2003. Interest earned on tax-exempt municipal bonds is exempt from Federal income taxes and, for issues in the State of New York, a portion is excludable from state income taxes. The Company's investment policy limits the amount of tax-exempt municipal securities it may hold to 25.0% of the Company's total assets, or approximately $341.4 million at September 30, 2003, however, the Company continuously monitors its tax-exempt portfolio to avoid being subject to the alternative minimum tax.

CORPORATE DEBT SECURITIES. The Company's corporate debt securities portfolio at September 30, 2003 totaled $19.9 million and consisted of general corporate obligations and an asset-backed security. All of the Company's corporate debt securities at September 30, 2003, were rated single "A" or higher by at least one of the rating agencies, and all were classified as available for sale. The Company's investment policy limits the amount of corporate debt securities to 25.0% of the Company's total assets or approximately $341.4 million at September 30, 2003.

MUTUAL FUNDS AND EQUITY SECURITIES. At September 30, 2003, the Company's mutual funds and equity securities portfolio totaled $12.3 million, all of which were classified as available for sale. The largest investment in one issuer was $7.7 million in FHLB of New York stock which the Company is required to hold as a member. Within this portfolio, the Company had $2.0 million of preferred stocks of a nationally recognized corporation at September 30, 2003.

SOURCES OF FUNDS

The Company's lending and securities activities are primarily funded by deposits, repayments and prepayments of loans and securities, proceeds from the sale of loans and securities, proceeds from maturing securities and cash flows from operations. In addition, the Company borrows from the FHLB of New York to fund its operations.

DEPOSITS. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposit accounts consist of interest bearing checking, non-interest bearing checking, regular savings, money market savings and time deposit accounts. The maturities of the Company's time deposit accounts range from one month to five years. In addition, the Company offers IRAs and Keogh accounts. To enhance its deposit products and increase its market share, the Company offers overdraft protection and direct deposit for its retail banking customers and cash management services for its business customers. In addition, the Company offers a low-cost interest bearing checking account service to its customers over 55 years of age. The Company's ALCO Committee sets the rates for all deposit products.

At September 30, 2003, the Company's deposits totaled $967.0 million or 70.8% of total assets. At September 30, 2003, the balance of core deposits, which is defined to include interest bearing checking, money market, savings and non-interest bearing checking accounts, totaled $723.5 million, or 74.8% of total deposits and represented 53.0% of total assets. At September 30, 2003, the Company had a total of $243.5 million in time deposit accounts, or 25.2% of total deposits and represented 17.8% of total assets. Time deposits of $193.4 million or 79.4% of total time deposits mature in one year, or less.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The Company's deposits are obtained primarily from the eight counties in which the Company's branches are located. The Company relies primarily on competitive pricing of its deposit products and customer service and long-standing relationships to attract and retain these deposits, although market interest rates and rates offered by competing financial institutions affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including local radio and print media, and does not solicit deposits from outside its market area. During fiscal 2003, the Company did not use brokers to obtain deposits, and at September 30, 2003, the Company had no brokered deposits. However, the Company may, from time to time, consider these funding opportunities.

At September 30, 2003, the Company's Commercial Bank had municipal deposits of $153.5 million, an increase of $76.2 million from the prior fiscal year. The Company expects the Commercial Bank to continue providing an alternative source of funding through the generation of municipal deposits.

At September 30, 2003, the Company had $243.5 million in time deposit accounts, with the following maturities:

                                                                  WEIGHTED
                 MATURITY PERIOD                      AMOUNT     AVERAGE RATE
-----------------------------------------------------------------------------
                                                      (Dollars in thousands)
Time deposits less than $100,000:
   Three months or less                             $  54,574       1.96%
   Over three months through six months                53,504       1.82%
   Over six months through 12 months                   55,559       2.01%
   Over 12 months                                      44,395       3.10%
-----------------------------------------------------------------------------
    Total                                           $ 208,032       2.18%
-----------------------------------------------------------------------------
Time deposits more than $100,000:
   Three months or less                             $  11,535       1.67%
   Over three months through six months                 9,973       1.54%
   Over six months through 12 months                    8,293       1.87%
   Over 12 months                                       5,651       3.33%
-----------------------------------------------------------------------------
    Total                                           $  35,452       1.94%
-----------------------------------------------------------------------------
     Total time deposits                            $ 243,484       2.15%
=============================================================================

BORROWINGS. The principal source of the Company's borrowings is through the FHLB and repurchase agreements. The FHLB system functions in a reserve credit capacity for member savings associations and certain other home financing institutions. The Company uses FHLB advances as an alternative funding source to fund its lending activities when it determines that it can profitably invest the borrowed funds over their term. At September 30, 2003 the Company had $50.0 million in overnight advances from the FHLB and $15.0 million in overnight federal funds purchased. At September 30, 2003, the Company had long-term borrowings of $94.9 million outstanding with the FHLB. FHLB long-term fixed rate borrowings totaled $84.9 million, with a weighted average interest rate of 4.12% and a weighted average term of 3.6 years. The Company also had $10.0 million of FHLB long-term borrowings, which adjust monthly at a spread over thirty-day Libor. In addition, the Company had $12.3 million of long-term non-recourse mortgage debt associated with the real estate joint venture established in May 2002. The mortgage debt had an original term of 30 years at a fixed rate of 7.48% and at September 30, 2003, has approximately 25 years remaining.

At September 30, 2003, the Company had $34.5 million of borrowed funds in the form of securities sold under agreements to repurchase, with a weighted average interest rate of 2.24%. The company had $10.0 million of repurchase agreements with the FHLB which mature in 2008, and the additional $24.5 million of repurchase agreements matures within thirty days.

TRUST SERVICES

The Trust Department offers a full range of services, including living trusts, executor services, testamentary trusts, employee benefit plan management, custody services and investment management, primarily to individuals, corporations, unions and other institutions. The Trust Department has retained the services of two independent investment services firms to provide investment research. A Trust Committee that consists of the Vice President Trust & Investment Officer and the President, as well as four members of the Company's Board of Directors who rotate committee membership on a semi-annual basis, oversees operations of the Trust Department. The Trust Department markets its services through its trust officers, who call on the Company's existing customers, referrals from attorneys and accountants, the Company's CSSRs and branch managers who cross-sell the Trust Department's services and free seminars open to the public. As of September 30, 2003, the Trust Department managed over $374.4 million of assets, which includes $110.1 million over which the Trust Department has discretionary investment authority. The Trust Department's fee income, which totaled $715 thousand for the year ended September 30, 2003, supplements the Company's rate-sensitive interest income.

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

SUBSIDIARY ACTIVITIES

The following are descriptions of the Savings Bank's subsidiaries, which are indirectly owned by Troy Financial.

TROY FINANCIAL INVESTMENT SERVICES GROUP. Troy Financial Investment Services Group, ("TFISG"), which was incorporated in May 1989, is the Savings Bank's wholly owned full-service brokerage firm, offering a complete range of investment products, including mutual funds, debt, equity and government securities, on a fee-per-transaction basis. TFISG's goal is to market its products and services to the Company's existing customers who seek alternatives to traditional financial institution savings products. TFISG has five full time employees who monitor the Company's branches to facilitate referrals from the CSSRs and branch managers, as well as two sales support staff who assist customers with investment decisions and trading. At September 30, 2003, TFISG managed approximately $90.5 million of customer assets. TFISG is a member of the National Association of Securities Dealers and is insured by the Securities Insurance Protection Corporation.

FAMILY MORTGAGE BANKING CO., INC. FMBC, which was incorporated in April 1987, is the Savings Bank's wholly owned mortgage-banking subsidiary. The Company originates the majority of its residential real estate and residential construction loans through applications received from commissioned employees of FMBC.

INVESTMENT IN REAL ESTATE PARTNERSHIPS. As an extension of the Company's commercial real estate lending activity, the Company, through its subsidiaries, has invested in two joint ventures as of September 30, 2003. The Company, through TSB Real Property, Inc., has a 50% interest in B.A. Park Group, LLC ("B.A. Park"). The carrying amount of the Company's investment at September 30, 2003 was $2.4 million. B.A. Park owns land and office buildings within an office park. The office park is a suburban Class "A" complex containing approximately 1.2 million sq.ft. As of September 30, 2003 the park is 95% occupied and its tenant mix includes large, publicly traded companies as well as regional and local businesses. B.A. Park owns four office buildings as well as additional land sufficient to build at least one more office building. The Company, through TSB Real Property, Inc., is obligated to invest an additional $325,000 upon completion of the last office building. The last building to be constructed by B.A. Park is to be larger, approximately 100,000-sq. ft., with a start date yet to be determined.

The Company, through its subsidiary 32 Second Street Corp., has a 90% percent ownership interest in Altamont Avenue Associates, with a real estate carrying value of $17.0 million and a corresponding non-recourse loan payable of $12.3 million at September 30, 2003. Altamont Avenue Associates owns a 209,603 sq.ft. neighborhood shopping center anchored by a Hannaford Brothers supermarket. At September 30, 2003, the center was 83% occupied. The tenant mix includes some national companies as well as many smaller locally owned businesses. The center is fully developed so no additional equity investment by the Company is anticipated.

TROY REALTY FUNDING CORP. Troy Realty Funding Corp. ("TRFC") is a real estate investment trust formed in 1999. The Savings Bank funded TRFC with approximately $97 million in commercial real estate mortgages. At September 30, 2003 TRFC held $98.8 million in commercial real estate mortgages. The interest income earned on those mortgages and any other earning assets, net of expenses, is distributed to the Savings Bank in the form of dividends.

OTHER SUBSIDIARIES. The Savings Bank has nine other wholly owned subsidiaries. T.S. Capital Corp., which has investments of $2.5 million at September 30, 2003, is licensed by the Small Business Administration as a Small Business Investment Company in order to offer small business loans and make equity investments in small businesses. The Family Insurance Agency, Inc., which is active, is an insurance agency that offers a full range of life and health insurance products, as well as taxed-deferred annuities. The Family Advertising Co. is an inactive advertising agency. Catskill Financial Services Inc. is an inactive insurance agency. T.S. Real Property Inc., Troy SB Real Estate Co., Camel Hill Corporation, 507 Heights and Realty Umbrella, Ltd. are all related to the management of, or investment in, the Company's foreclosed or purchased real estate.

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

REGULATION

Troy Financial, as a bank holding company, is subject to regulation, supervision, and examination by the Federal Reserve. The Savings Bank, as a New York State chartered savings bank, and the Commercial Bank, as a New York State chartered commercial bank, are subject to regulation, supervision, and examination by the FDIC as their primary federal regulator and by the NYSBD as their state regulator.

BANK HOLDING COMPANY REGULATION

As a bank holding company, Troy Financial is subject to the regulation, supervision, and examination of the Federal Reserve under the Bank Holding Company Act. Troy Financial is required to file periodic reports and other information with the Federal Reserve, and the Federal Reserve may conduct examinations of Troy Financial.

Troy Financial is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of tier 1 capital to total assets of 4.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. As of September 30, 2003, Troy Financial's ratio of tier 1 capital to total assets was 9.89%, its ratio of tier 1 capital to risk-weighted assets was 15.35%, and its ratio of qualifying total capital to risk-weighted assets was 16.61%.

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

The Federal Reserve is empowered to initiate cease and desist proceedings and other supervisory actions for violations of the Bank Holding Company Act or the Federal Reserve's regulations, orders or notices issued thereunder. Federal Reserve approval is required if Troy Financial seeks to acquire direct or indirect ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, Troy Financial would own or control, directly or indirectly, 5% or more of any class of the voting shares of the bank or bank holding company. Federal Reserve approval also must be obtained for Troy Financial to acquire all or substantially all the assets of a bank or merge or consolidate with another bank holding company. These provisions also would apply to a bank holding company that sought to acquire 5% or more of the common stock of or, in the case of First Niagara Financial Group, Inc. to merge or consolidate with Troy Financial.

Bank holding companies like Troy Financial are currently prohibited from engaging in activities other than banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve regulations contain a list of permissible non-banking activities that are closely related to banking or managing or controlling banks, and the Federal Reserve has identified a limited number of additional activities by order. These activities include lending activities, certain data processing activities, and securities brokerage and investment advisory services, trust activities and leasing activities. A bank holding company must file an application or a notice with the Federal Reserve prior to acquiring more than 5% of the voting shares of a company engaged in such activities. A bank holding company that is well capitalized and well managed and meets other conditions may provide notice after making the acquisition.

Under the Gramm-Leach-Bliley Act, bank holding companies that meet certain conditions and elect to be treated as financial holding companies may engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Act identifies certain activities that are deemed to be financial in nature, including non-banking activities currently permissible for bank holding companies to engage in both within and outside the United States, as well as insurance and securities underwriting and merchant banking activities. The Federal Reserve is authorized to identify additional activities that are permissible financial activities, but only after consultation with the Department of the Treasury. A financial holding company is not required to provide prior notice to the Federal Reserve to acquire a company engaged in these activities or to commence these activities directly or indirectly through a subsidiary.

To qualify as a financial holding company, a bank holding company's depository institution subsidiaries must be well capitalized and well managed and have at least a satisfactory record of performance under the Community Reinvestment Act. Troy Financial has not elected to be treated as a financial holding company since it has no current plans to use this authority to engage in expanded activities.

Under the Change in Bank Control Act, persons who intend to acquire control of a bank holding company, either directly or indirectly or through or in concert with one or more persons must give 60 days' prior written notice to the Federal Reserve. "Control" exists when an acquiring party directly or indirectly has voting control of at least 25% of a class of voting securities of a bank holding company or the power to direct the management or policies of the company. Under Federal Reserve regulations, a rebuttable presumption of control arises with respect to an acquisition when, after the acquisition, the acquiring party has ownership, control, or the power to vote at least 10% (but less than 25%) of a class of a bank holding company's common stock.

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

BANK REGULATION

The Banks are New York State-chartered institutions, and their deposit accounts are insured up to applicable limits by the FDIC under the Bank Insurance Fund ("BIF"). The Banks are subject to extensive regulation by the NYSBD as their chartering agency and by the FDIC as their deposit insurer. The Banks must file reports with the NYSBD and the FDIC concerning their activities and financial condition, and they must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The NYSBD and the FDIC conduct periodic examinations to assess the Banks' compliance with various regulatory requirements. This regulation and supervision is intended primarily for the protection of the deposit insurance funds and depositors. The regulatory authorities have extensive discretion in connection with the exercise of their supervisory and enforcement activities, including the setting of policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

Under New York Banking Law, neither Bank is permitted to declare, credit or pay any dividends if its capital stock is impaired or would be impaired as a result of the dividend. In addition, the New York Banking Law provides that neither Bank can declare and pay dividends in any calendar year in excess of its "net profits" for such year combined with its "retained net profits" of the two preceding years, less any required transfer to surplus or a fund for the retirement of preferred stock, without prior regulatory approval.

The Banks are subject to minimum capital requirements imposed by the FDIC that are substantially similar to the capital requirements imposed on Troy Financial. The FDIC regulations require that each Bank maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, each Bank must maintain a ratio of tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on the Banks' CAMELS composite examination rating. At September 30, 2003, the Savings Bank's ratio of Tier 1 capital to risk-weighted assets was 9.37%, its ratio of tier 1 capital to risk-weighted assets was 13.28%, and its ratio of tier 1 capital to average total assets was 14.54%. At September 30, 2003, the Commercial Bank's ratio of Tier 1 capital to risk-weighted assets was 6.64%, its ratio of tier 1 capital to risk-weighted assets was 27.96%, and its ratio of tier 1 capital to average total assets was 27.98%. Capital requirements higher than the generally applicable minimum requirements may be established for a particular bank if the FDIC determines that a bank's capital is, or may become, inadequate in view of the bank's particular circumstances. Failure to meet capital guidelines could subject a bank to a variety of enforcement actions, including actions under the FDIC's prompt corrective action regulations.

State banks are limited in their investments and the activities they may engage in as principal to those permissible under applicable state law and those permissible for national banks and their subsidiaries, unless such investments and activities are specifically permitted by the Federal Deposit Insurance Act or the FDIC determines that such activity or investment would pose no significant risk to the deposit insurance funds. The FDIC has by regulation determined that certain real estate investment and securities underwriting activities do not present such a risk, provided they are conducted in accordance with the regulations. The Gramm-Leach-Bliley Act permits national banks to engage in the activities that are permissible for financial holding companies, as noted above, other than insurance underwriting, merchant banking, and real estate development or investment activities.

The FDIC and the NYSBD have extensive enforcement authority over insured savings banks and commercial banks. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

The Banks are subject to quarterly payments on semiannual insurance premium assessments for their FDIC deposit insurance. The FDIC implements a risk-based deposit insurance assessment system. Deposit insurance assessment rates currently are within a range of $0.00 to $0.27 per $100 of insured deposits, depending on the assessment risk classification assigned to each institution. Under current FDIC assessment guidelines, the Banks do not pay any insurance assessment. However, the deposit insurance assessments are subject to change based on the level of reserves in the BIF. The Banks are subject to separate assessments to repay bonds ("FICO bonds") issued in the late 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The annual rate for the payments on the FICO bonds for the quarter beginning October 1, 2003 is 1.54 basis points of BIF-assessable deposits for both of the Banks.

Transactions between the Banks and any of their affiliates (including Troy Financial) are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of a bank for purposes of Sections 23A and 23B unless it engages in activities not permissible for a national bank to engage in directly. Generally, Sections 23A and 23B (i) limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit such transactions with all affiliates as a group to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans to an affiliate, the purchase of or investment in securities issued by an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee for the benefit of an affiliate, and similar transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies. The Banks are also are restricted in the loans they may make to their executive officers and directors, the executive officers and directors of Troy Financial and its banking and non-banking subsidiaries, any owner of 10% or more of their stock or the stock of Troy Financial, and certain entities affiliated with any such person.

Effective April 1, 2003, the Federal Reserve issued Regulation W, which comprehensively implements Sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

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

Under the FDIC's prompt corrective action regulations, an insured depository institution is considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specified capital level for any capital measure), (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth),
(iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, or a Tier 1 risk-based ratio of less than 4% and a leverage ratio that is less than 4% (3% if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3%, and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. Under certain circumstances, the FDIC can reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 2003, each Bank was classified as a "well capitalized" institution.

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

Neither Bank is permitted to pay a dividend if, as a result of the payment, it would become undercapitalized, as defined in under the FDIC's prompt corrective action regulations. In addition, if a Bank were to become "undercapitalized" under these regulations, payment of dividends by the Bank would be prohibited without the prior approval of the FDIC. Either Bank also could be made subject to dividend restrictions if the FDIC determines that the Bank was in an unsafe or unsound condition or was engaging in an unsafe or unsound practice.

Under Federal Reserve regulations, the Banks are required to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations require that reserves of 3% must be maintained against aggregate transaction accounts up to $36.1 million (subject to adjustment by the Federal Reserve). Reserves of 10% (subject to adjustment between 8% and 14% by the Federal Reserve) must be maintained against that portion of total aggregate transaction accounts in excess of $36.1 million (as adjusted). The first $4.8 million of otherwise reservable balances (subject to adjustment by the Federal Reserve) are exempted from the reserve requirements. The Banks are in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Banks' interest-earning assets.

The Savings Bank is a member of the FHLB System. The FHLB System consists of 12 regional Federal Home Loan Banks and provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB of New York, is required to hold shares of capital stock of the FHLB of New York in an amount equal to the greater of 1.0% of the aggregate unpaid principal amount of its residential mortgage loans at the beginning of each year, 5.0% of its advances from the FHLB of New York, or 0.3% of its total assets. At September 30, 2003, the Savings Bank was in compliance with this requirement and owned $7.7 million of FHLB of New York common stock.

Advances from the FHLB of New York are secured by a member's shares of the capital stock of the FHLB of New York and certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity and cost of funds to the FHLB of New York. As of September 30, 2003, the limit on the Savings Bank's borrowings was 25% of total assets, or approximately $299.6 million, and the Savings Bank had $154.9 million of outstanding advances from the FHLB of New York.

Under the Gramm-Leach-Bliley Act, all financial institutions, including the Company and the Banks, are required to establish policies and procedures to protect customer data. The Company and the Banks do not sell personal information to anyone. By law, the Company is permitted to share experience, transaction and other personal data such as information obtained from applications or credit reporting agencies with its affiliates and other third parties to allow them to provide products and services of interest to the Company's customers. The customer, however, has the option to direct the Company not to share such personal information except as otherwise permitted by law.

On December 4, 2003, the Fair and Accurate Credit Transactions Act of 2003 was signed into law. The Act includes many provisions concerning national credit reporting standards, and permits consumers, including the customers of the Company and the Banks, to opt out of information sharing among affiliated companies for marketing purposes. The Act also requires financial institutions, including banks, to notify their customers if they report negative information about them to credit bureaus or if the credit that is granted to them is on less favorable terms than are generally available. Banks also must comply with guidelines to be established by their federal banking regulators to help detect identity theft.

Title III of the USA PATRIOT Act, adopted in October 2001, increased the obligation of financial institutions, including the Banks, to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Secretary of the Treasury has adopted several regulations to implement these provisions. The Banks also are barred from dealing with foreign "shell" banks. In addition, the USA PATRIOT Act expands the circumstances under which funds in a bank account may be forfeited. The USA PATRIOT Act also amended the Bank Holding Company Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application to expand operations. The Company has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.

The Sarbanes-Oxley Act, signed into law on July 30, 2002 ("SOA"), addresses, among other issues, director and officer responsibilities for proper corporate governance of publicly traded companies, including the establishment of audit committees, certification of financial statements, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. In general, SOA is intended to allow stockholders to monitor more effectively the performance of publicly traded companies and their management. Provisions of SOA became effective at various times up to one year from the date of enactment. The Securities and Exchange Commission has enacted rules to implement various provisions of SOA. The federal banking regulators have adopted generally similar requirements concerning the certification of financial statements

EMPLOYEES

At September 30, 2003, the Company had 279 full-time employees and 29 part-time employees. The Company's employees are not presently represented by any collective bargaining group.

ITEM 2. PROPERTIES

The Company currently conducts its business through 21 full-service banking offices. The following table sets forth-certain information on the Company's offices as of September 30, 2003:

------------------------------------------------------------------------------------------------------------------------------
                                                                                                             NET BOOK VALUE
                                                                                               ORIGINAL      OF PROPERTY OR
                                                                                  DATE OF        YEAR          LEASEHOLD
                                                                   LEASED OR       LEASE       LEASED OR    IMPROVEMENTS AT
            LOCATION                         ADDRESS                 OWNED      EXPIRATION     ACQUIRED     SEPTEMBER 30, 2003
------------------------------------------------------------------------------------------------------------------------------
HEADQUARTERS:                                                                                                (In thousands)
------------------------------------------------------------------------------------------------------------------------------
   Main Office                    32 Second Street                   Owned          N/A          1871           $3,551
                                  Troy, NY 12180
------------------------------------------------------------------------------------------------------------------------------
OPERATIONS CENTER                 433 River Street                  Leased        3/31/05        1993              186
                                  Troy, NY 12180
------------------------------------------------------------------------------------------------------------------------------
TRUST SERVICES                    50 Second Street                   Owned          N/A          1989              159
                                  Troy, NY 12180
------------------------------------------------------------------------------------------------------------------------------
BRANCH OFFICES:
   Hudson Valley Plaza            75 Vandenburgh Avenue             Leased       12/31/05        1983               16
                                  Troy, NY 12180
------------------------------------------------------------------------------------------------------------------------------
   East Greenbush                 615 Columbia Pike                  Owned          N/A          1969               72
                                  East Greenbush, NY 12061
------------------------------------------------------------------------------------------------------------------------------
   Albany                         120 State Street                   Owned          N/A          1995            1,321
                                  Albany, NY 12207
------------------------------------------------------------------------------------------------------------------------------
   Watervliet                     1601 Broadway                     Leased        3/31/14        1983               12
                                  Watervliet, NY 12189
------------------------------------------------------------------------------------------------------------------------------
   Latham                         545 Troy-Schenectady Road         Leased        6/30/04        1989              324
                                  Latham, NY 12110
------------------------------------------------------------------------------------------------------------------------------
   Colonie                        103 Wolf Road                     Leased        3/31/07        1994               13
                                  Colonie, NY 12205
------------------------------------------------------------------------------------------------------------------------------
   Guilderland                    1704 Western Avenue               Leased        6/9/07         1997              247
                                  Guilderland, NY 12203
------------------------------------------------------------------------------------------------------------------------------
   Schenectady                    1626 Union Street                  Owned          N/A          1987              206
                                  Schenectady, NY 12309
------------------------------------------------------------------------------------------------------------------------------
   Clifton Park/Halfmoon          2 Tower Way                        Owned          N/A          1999              682
                                  Clifton Park, NY 12065
------------------------------------------------------------------------------------------------------------------------------
   Quaker Road                    44 Quaker Road                     Owned          N/A          1995            1,069
                                  Queensbury, NY 12804
------------------------------------------------------------------------------------------------------------------------------
   Queensbury                     739 Upper Glen Street             Leased        9/30/04        1979               35
                                  Queensbury, NY 12804
------------------------------------------------------------------------------------------------------------------------------
   Whitehall                      184 Broadway                       Owned          N/A          1971              170
                                  Whitehall, NY 12887
------------------------------------------------------------------------------------------------------------------------------
   Wynantskill                    86 Main Avenue                     Owned          N/A          1999              777
                                  Wynantskill, NY 12198
------------------------------------------------------------------------------------------------------------------------------
   Catskill                       341 Main Street                    Owned          N/A          2000              431
                                  Catskill, NY 12414
------------------------------------------------------------------------------------------------------------------------------
   Greenville                     Route 32 Bryant's Super Market    Leased        4/13/03        2000              149
                                  Greenville, NY 12083
------------------------------------------------------------------------------------------------------------------------------
   Middleburgh                    Route 30 & Mill Lane               Owned          N/A          2000              449
                                  Middleburgh, NY 12122
------------------------------------------------------------------------------------------------------------------------------
   Oak Hill                       Route 145, P.O. Box D              Owned          N/A          2000              346
                                  Oak Hill, NY 12460
------------------------------------------------------------------------------------------------------------------------------
   Ravena                         Route 9W, P.O. Box 397             Owned          N/A          2000              219
                                  Ravena, NY 12143
------------------------------------------------------------------------------------------------------------------------------
   West Side                      245 West Bridge Street             Owned          N/A          2000              489
                                  Catskill, NY 12414
------------------------------------------------------------------------------------------------------------------------------
   Windham                        Route 296, P.O. Box 1001           Owned          N/A          2000              482
                                  Windham, NY 12496
------------------------------------------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------
                                     HIGH           LOW         DIVIDEND
-----------------------------------------------------------------------------
               FISCAL 2003

               1st quarter         $28.29         $22.84         $0.14
               2nd quarter          27.23          23.87          0.21(1)
               3rd quarter          28.65          24.90          0.16
               4th quarter          35.69          26.64          0.16

               FISCAL 2002

               1st quarter          25.20          20.44          0.11
               2nd quarter          27.82          24.76          0.11
               3rd quarter          30.25          24.36          0.12
               4th quarter          30.00          25.75          0.14
-----------------------------------------------------------------------------

(1) Includes a special dividend of $0.05 per share declared by Troy Financial Corporation in February 2003.

The closing price of the Common Stock on September 30, 2003 was $35.05. The approximate number of holders of record of the Company's Common Stock on December 18, 2003 was 3,589.

The following is a summary of the Company's Equity Compensation plans:


                                                                                               NUMBER OF SECURITIES
                                                                                               AVAILABLE FOR FUTURE
                                       NUMBER OF SECURITIES TO BE       WEIGHTED-AVERAGE       ISSUANCE UNDER EQUITY
                                         ISSUED UPON EXERCISE OF       EXERCISE PRICE OF        COMPENSATION PLANS
                                           OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
              PLAN CATEGORY                WARRANTS AND RIGHTS        WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
------------------------------------------------------------------------------------------------------------------------
                                                   (a)                        (b)                          (c)
Equity compensation plans                        919,787                   $ 10.87                      177,955
 approved by security holders (1)
Equity compensation plans not
   approved by security holders                       --                   $    --                           --
------------------------------------------------------------------------------------------------------------------------
Total                                            919,787                   $ 10.87                      177,955

========================================================================================================================

(1) Shares shown do not include the Company's restricted stock plan, which has granted, but unvested shares of 210,407 as of September 30, 2003. There are also 10,622 shares available for future issuance under this plan.

ITEM 6. SELECTED FINANCIAL DATA

The following summary financial and other information about the Company is derived principally from the Company's audited consolidated financial statements for each of the five fiscal years ended September 30, 2003:

                                                                          AT OR FOR THE YEARS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                             2003         2002           2001            2000         1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands, except share and per share data)
SELECTED FINANCIAL CONDITION DATA
   Total assets                                           $ 1,365,456   $1,288,877    $1,161,578    $   922,028   $    915,096
   Loans receivable, net                                      744,831      750,529       746,450        586,846        556,142
   Securities available for sale (at fair value)              414,265      394,067       248,469        266,750        280,871
   Securities held to maturity (at amortized cost)                661          883         2,130          2,301          2,534
   Deposits                                                   967,016      882,968       808,518        555,972        563,373
   Borrowings                                                 206,730      222,355       162,971        178,808        148,933
   Shareholders' equity                                       154,712      157,854       164,746        167,278        180,439
---------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA
   Interest and dividend income                            $   61,104   $   65,991    $   71,213    $    57,506   $     51,802
   Interest expense                                            18,880       24,444        32,709         24,358         23,782
---------------------------------------------------------------------------------------------------------------------------------
    Net interest income                                        42,224       41,547        38,504         33,148         28,020
   Provision for loan losses                                      560        1,166         1,498          2,563          3,250
---------------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses        41,664       40,381        37,006         30,585         24,770
   Total non-interest income                                    9,220        6,969         5,233          3,679          3,047
   Total non-interest expense                                  31,765       27,713        28,889         22,200         25,825
---------------------------------------------------------------------------------------------------------------------------------
   Income before income tax expense (benefit)                  19,119       19,637        13,350         12,064          1,992
   Income tax expense (benefit)                                 6,320        6,438         4,276          3,454            (85)
---------------------------------------------------------------------------------------------------------------------------------
   Net income                                              $   12,799   $   13,199    $    9,074    $     8,610    $     2,077
---------------------------------------------------------------------------------------------------------------------------------
SHARE AND PER SHARE DATA (1)
---------------------------------------------------------------------------------------------------------------------------------
   Basic earnings per share                                $     1.52   $     1.47    $     0.95    $      0.82    $      0.31(3)
   Diluted earnings per share                                    1.43         1.38          0.92           0.81           0.31(3)
   Cash dividends per share                                      0.67         0.49          0.34           0.22             --
---------------------------------------------------------------------------------------------------------------------------------
   Book value per share                                         16.68        16.30         15.93          15.01          14.16
   Tangible book value per share                                13.32        13.07         12.91          14.97          14.12
   Market price at period end                              $    35.05   $    26.08    $    20.13    $     11.19    $     10.30
   Average shares outstanding, diluted                      8,975,967    9,569,314     9,885,522     10,569,906     12,102,446
---------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
PERFORMANCE RATIOS:
    Return on average assets                                     1.05%        1.18%       0.86%(2)         1.02%         0.26%(4)
    Return on average equity                                     8.25%        8.09%       5.43%(2)         5.02%         1.57%(4)
    Net interest spread                                          3.80%        3.89%       3.57%            3.46%         3.17%
    Net interest margin                                          4.04%        4.30%       4.19%            4.39%         3.89%
    Operating expenses to average assets                         2.55%        2.47%       2.72%(2)         2.66%         3.15%(4)
    Efficiency ratio                                            60.29%       54.79%      62.90%(2)        57.83%        77.57%(4)
    Average equity to average assets                            12.70%       14.58%      15.82%           20.37%        16.60%
---------------------------------------------------------------------------------------------------------------------------------
ASSET QUALITY RATIOS:
    Non-performing loans to total loans                          0.35%        0.27%       0.43%            0.94%         1.39%
    Non-performing assets to total assets                        0.23%        0.19%       0.30%            0.75%         1.06%
    Allowance for loan losses to total loans                     1.93%        1.90%       1.88%            1.99%         1.90%
    Allowance for loan losses to non-performing loans          549.36%      693.28%     441.15%          210.35%       136.55%
---------------------------------------------------------------------------------------------------------------------------------
OTHER DATA:
    Full-service banking offices                                   21           21          21               14            14
    Number of deposit accounts                                 79,451       83,372      91,129           64,614        68,117
---------------------------------------------------------------------------------------------------------------------------------

(1) All share and per share amounts have been adjusted for the 5% stock dividend issued on March 29, 2002.

(2) Ratios include $2.0 million of pre-tax merger related integration costs associated with the acquisition of Catskill Financial Corporation. Excluding these costs, return on average assets and average equity would have been 0.97% and 6.14%, respectively. Operating expenses to average assets would have been 2.54% and the efficiency ratio 58.59%.

(3) Earnings per share calculations do not include earnings prior to the Company's initial public offering on March 31, 1999.

(4) Ratios include effect of the $4.1 million stock contribution to The Troy Savings Bank Community Foundation. Excluding these costs, return on average assets and average equity would have been 0.57% and 3.43%, respectively. Operating expenses to average assets would have been 2.64% and the efficiency ratio 64.92%.

                                                                      THREE MONTHS ENDED
-------------------------------------------------------------------------------------------------------------------------------
                                     SEPT 30,    JUNE 30,   MARCH 31,    DEC 31,    SEPT 30,    JUNE 30,   MARCH 31,    DEC 31,
                                       2003        2003       2003        2002        2002        2002       2002       2001
-------------------------------------------------------------------------------------------------------------------------------
                                                              (In thousands, expcept per share data)
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
   Interest and dividend income     $ 14,275    $ 15,292   $ 15,600    $ 15,937    $ 16,106    $ 16,259   $ 16,535    $ 17,091
   Interest expense                    4,110       4,547      4,910       5,313       5,714       5,882      5,983       6,865
-------------------------------------------------------------------------------------------------------------------------------
    Net interest income               10,165      10,745     10,690      10,624      10,392      10,377     10,552      10,226
-------------------------------------------------------------------------------------------------------------------------------
   Provision for loan losses             140         120        150         150         190         290        320         366
   Total non-interest income           3,634       1,871      1,851       1,864       1,921       2,036      1,518       1,494
   Total non-interest expense          9,537       7,403      7,402       7,423       6,985       7,074      6,901       6,753
-------------------------------------------------------------------------------------------------------------------------------
    Income before income tax
      expense                          4,122       5,093      4,989       4,915       5,138       5,049      4,849       4,601
   Income tax expense                  1,460       1,666      1,614       1,580       1,687       1,646      1,603       1,502
-------------------------------------------------------------------------------------------------------------------------------
   Net income                       $  2,662    $  3,427   $  3,375    $  3,335    $  3,451    $  3,403   $  3,246    $  3,099
===============================================================================================================================
   Basic earnings per share (1)     $   0.32    $   0.41   $   0.40    $   0.39    $   0.39    $   0.38   $   0.36    $   0.34
   Diluted earnings per share (1)       0.30        0.39       0.38        0.37        0.37        0.36       0.34        0.32
-------------------------------------------------------------------------------------------------------------------------------

(1) All per share data has been adjusted for the 5% stock dividend issued on March 29, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Troy Financial Corporation (the "Company") is a community based, full-service financial services company, offering a wide variety of business, retail, and municipal banking products, as well as a full range of trust, insurance, and investment services. The Company is the bank holding company of The Troy Savings Bank (the "Savings Bank") and The Troy Commercial Bank (the "Commercial Bank"). The Company's primary sources of funds are deposits and borrowings, which it uses to originate real estate mortgages, both residential and commercial, commercial business loans, and consumer loans throughout its primary market area which consists of the eight New York counties of Albany, Greene, Rensselaer, Saratoga, Schenectady, Schoharie, Warren and Washington. The Company's Common Stock is traded on the Nasdaq Stock Market National Market Tier under the symbol "TRYF."

On August 10, 2003, the Company and First Niagara Financial Group, Inc. ("First Niagara") entered into an Agreement and Plan of Merger (the "Agreement") which provides for, among other things, the acquisition of the Company by First Niagara. Contemporaneous with the completion of the acquisition, The Troy Savings Bank, a wholly-owned subsidiary of the Company, will merge with and into First Niagara Bank, a wholly-owned subsidiary of First Niagara. The Agreement provides that shareholders of the Company will receive either First Niagara stock, cash or a combination of First Niagara stock and cash for each share of Company common stock. The Boards of Directors of the Company and First Niagara expect the transaction to close in January 2004.

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between the interest it receives on earning assets, such as loans and securities, and the interest it pays on interest-bearing liabilities, principally deposits and borrowings.

Results of operations are also affected by the provision for loan losses, non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes, and to a lesser extent, non-interest income such as service charges on deposit accounts, net rental income from real estate partnerships, trust service fees, and loan servicing fees. Economic conditions, competition and the monetary and fiscal policies of the Federal government in general, significantly affect financial institutions, including the Company. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Company's primary market area.

On November 10, 2000, the Company completed the acquisition of Catskill Financial Corporation ("Catskill") in a cash transaction for $23.00 per share, for a total transaction value of approximately $89.8 million. The seven former offices of Catskill Savings Bank are now full-service offices of the Savings Bank. In accordance with the purchase method of accounting for business combinations, the Company recorded the assets acquired and liabilities assumed at their estimated fair value. Operating results have been included in the Company's consolidated financial statements from the date of acquisition.

CRITICAL ACCOUNTING POLICIES

Management of the Company considers the accounting policies relating to the allowance for loan losses and goodwill to be critical accounting policies. The allowance for loan losses is deemed critical due to the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. Accounting for goodwill is a critical policy given the inherent uncertainty in evaluating whether or not goodwill is impaired. The Company's policy on the allowance for loan losses and goodwill are disclosed in note 1 to the consolidated financial statements. A more detailed description of the Company's methodology for determining the allowance for loan losses is included in the "Lending Activities" section of this annual report. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in note 1 to obtain a better understanding on how the Company's financial performance is reported.

FORWARD-LOOKING STATEMENTS

When used in this Annual Report or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company's assets and liabilities, are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

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

o    changes in laws and regulations affecting the financial services industry;

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

FINANCIAL CONDITION

Total assets were $1.4 billion at September 30, 2003, an increase of $76.6 million, or 5.9% from the $1.3 billion at September 30, 2002. The increase was principally in cash and cash equivalents and securities available for sale. The increases were a result of the Company meeting certain qualifying asset tests for state tax purposes. The increase in cash and cash equivalents and securities available for sale were funded by short-term borrowings and securities sold under agreement to repurchase, respectively.

Cash and cash equivalents were $98.3 million at September 30, 2003, an increase of $64.2 million, or 188.8% from the $34.0 million at September 30, 2002. The increase was principally due to the increase in cash and cash equivalents as the Company met certain qualifying asset tests for state tax purposes.

Securities available for sale ("AFS") were $414.3 million at September 30, 2003, up $20.2 million, or 5.1% from $394.1 million as of September 30, 2002. Securities available for sale increased primarily due to purchases of obligations of various municipalities throughout the United States to provide collateral to support the Company's municipal deposit growth. Offsetting this increase were decreases in the Company's Government agency securities, corporate bond and equity securities portfolios, as the Company sold portions of these portfolios to generate additional taxable income in order to utilize tax-benefit carryforwards, which may otherwise expire.

Loans receivable were $759.5 million at September 30, 2003, down $5.6 million, or .7% from the $765.1 million at September 30, 2002. See Item 1 of this document for a loan portfolio composition table as of the respective statement of financial condition dates. Loan growth was outpaced by loan run-off during the period, as growth in the commercial real estate and home equity line portfolios was offset by the run-off in the Company's residential mortgage, commercial business, and other consumer loan portfolios. The Company continues to expand its commercial loan portfolio, which includes commercial real estate, construction and commercial business loans, and now represents 63.5% of total loans up from 56.7% at September 30, 2002. The Company experienced accelerated prepayments in the residential portfolio as existing customers continued to refinance into 30 year fixed rate loans due to lower rates. Since the Company does not hold its 30-year loan production, but instead sells the loans in the secondary market, portfolio run-off has exceeded retained production. The decrease in the commercial business portfolio was principally due to the pay-off of a large relationship which was refinanced elsewhere, as management elected not to participate in the credit. The Company also continues to promote a home equity line of credit product, which is indexed to prime and has a lower initial offering rate. Subject to market conditions, the Company intends to continue to emphasize increasing its commercial real estate and commercial business loan portfolios as part of its strategy to diversify its loan portfolio and increase commercial banking activities.

Non-performing assets at September 30, 2003 were $3.1 million, or .23% of total assets, up $.6 million or 25.8% from the $2.4 million or .19% of total assets at September 30, 2002. See Item 1 of this document for a the table that sets forth the amounts and categories of the Company's non-performing assets at the respective statement of financial condition dates. The increase in non-performing loans at September 30, 2003 as compared to September 30, 2002 was principally due to a well-secured commercial real estate loan, which was restructured, and a commercial business relationship, which is no longer performing under its original terms and was classified as non accrual. Losses on the commercial business relationship, if any, will be minimal due to a government guarantee.

Additionally, at September 30, 2003, the Company identified approximately $2.7 million of loans that have more than normal credit risk, including the ability of such borrowers to comply with their present loan repayment terms. This represents a decrease of $2.7 million from the $5.4 million reported at September 30, 2002. Substantially all of these loans are unsecured commercial business loans. The Company believes that if economic or business conditions deteriorate in its lending area, some of these loans could become non-performing, however the Company has already considered these loans in determining the adequacy of its allowance for loan losses.

The allowance for loan losses was $14.6 million or 1.93% of period end loans at September 30, 2003, providing coverage of non-performing loans of 549.36%, as compared to coverage of non-performing loans of 693.28% and an allowance to period end loans of 1.90% at September 30, 2002. See Item 1 of this document for the table that summarizes the activity for the past five years in the allowance for loan losses.

Total deposits were $967.0 million at September 30, 2003, up $84.0 million or 9.5% from the $883.0 million at September 30, 2002. The following table shows the deposit composition:

                                                            AT SEPTEMBER 30,
----------------------------------------------------------------------------------------------
                                                2003                         2002
                                          AMOUNT     % OF DEPOSITS     AMOUNT    % OF DEPOSITS
----------------------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Savings accounts                         $ 275,426         28.5%      $ 271,632         30.8%
Money market accounts                      225,561         23,3%        108,635         12.3%
Interest bearing demand accounts           141,896         14.7%        124,319         14.1%
Non-interest bearing demand accounts        80,649          8.3%         81,413          9.2%
----------------------------------------------------------------------------------------------
  Total core deposits                      723,532         74.8%        585,999         66.4%
Time deposit accounts                      243,484         25.2%        296,969         33.6%
----------------------------------------------------------------------------------------------
   Total deposits                        $ 967,016        100.0%      $ 882,968        100.0%
==============================================================================================

Deposits increased principally from growth in municipal money market deposits which more than offset the run-off in higher costing time deposit accounts. At September 30, 2003, the Company's Commercial Bank had municipal deposits of $153.5 million, and increase of $76.2 million from the prior fiscal year. The Company has aggressively lowered rates on its time deposits in an effort to replace these higher costing deposits with lower costing core deposits (all deposit accounts other than time deposits). As a result of these efforts, time deposits were down $53.5 million, or 18.0% from September 30, 2002. Core deposits are up $137.5 million, or 23.5% and now represent 74.8% of total deposits up from 66.4% at September 30, 2002. The Company expects time deposits to continue to decrease, as scheduled maturities in the next several months are at higher rates than the Company's current offering rates.

The Company decreased its total borrowings to $206.7 million at September 30, 2003, a decrease of $15.6 million, or 7.0% from the $222.4 million at September 30, 2002. Short-term borrowings (including repurchase agreements) decreased $35.4 million, or 26.2%, whereas long-term borrowings increased $19.7 million or 22.6%, as the Company took advantage of the lower interest rates to lock-in some long-term financing. The decrease in short-term borrowings is due to the Company using less of these funds to obtain certain qualifying assets for state tax purposes at September 30, 2003 compared with the prior year. At September 30, 2003 the Company had $89.5 million of short-term borrowings, that were paid down shortly after September 30, 2003 principally from Company cash on hand and proceeds from scheduled maturities of short-term U.S. Governmental Agencies that were held to meet certain qualifying asset tests for state tax purposes. At September 30, 2003, the Company still had additional available credit of $50.0 million under its one-month advance program with the FHLB and did not have any available credit under its overnight line with the FHLB.

Shareholders' equity at September 30, 2003 was $154.7 million, a decrease of $3.1 million or 2.0% from the $157.9 million at September 30, 2002. The decrease was principally due to the $13.2 million cost to repurchase 492,555 shares of the Company's common stock. Offsetting this decrease were the $6.9 million of net income retained after cash dividends, the $2.2 million increase due to the release of ESOP shares, the $1.6 million increase due to the amortization of restricted stock awards, including the tax benefits on shares vesting, and the $967 thousand increase from stock option exercises, including the tax benefits.

Shareholders' equity as a percentage of total assets was 11.3% at September 30, 2003, down from 12.3% at September 30, 2002. Book value per common share was $16.68 at September 30, 2003, compared to $16.30 at September 30, 2002.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2003 AND 2002

GENERAL. For the fiscal year ended September 30, 2003, the Company recorded net income of $12.8 million, down $.4 million, or 3.0%, compared to the fiscal year ended September 30, 2002. Basic and diluted earnings per share were $1.52 and $1.43 respectively, an increase of 3.4% and 3.6% compared to basic and diluted earnings per share of $1.47 and $1.38 for the fiscal year ended September 30, 2002. All share and per share amounts have been adjusted for the 5% stock dividend issued on March 29, 2002. For the fiscal year ended September 30, 2003, weighted average common shares - basic were 8,446,152, down 561,972, or 6.2%, from the prior year due to the Company's share repurchase programs. Weighted average shares - diluted were down 593,347 or 6.2% due to the share repurchase programs.

Earnings for the year and the quarter ended September 30, 2003 were adversely impacted by the $1.2 million ($714 thousand after tax, or $.08 per diluted share) increase in the cost of stock-based deferred compensation plans. In addition, the Company incurred non-deductible merger related transactions costs of approximately $497 thousand, or $.06 per diluted share, both due to the Company's pending merger with First Niagara.

Return on average assets for the year ended September 30, 2003 was 1.05% and for 2002 was 1.18%. Return on average equity was 8.25% for the year ended September 30, 2003 and 8.09% for 2002.

NET INTEREST INCOME. Net interest income on a tax equivalent basis for the year ended September 30, 2003, was $44.6 million, an increase of $.9 million, or 2.0%, when compared to the year ended September 30, 2002. The increase was principally volume related with average earning assets up $87.3 million, or 8.6%, while the Company's net interest margin decreased 26 basis points to 4.04%, and the net interest spread decreased 9 basis points to 3.80%. These decreases were primarily as a result of the continued downward repricing of the Company's loan portfolio and lower rates on new investments added to the Company's securities portfolio.

Interest income for the year ended September 30, 2003 was $63.5 million on a tax equivalent basis, down $4.7 million, or 6.9% from the prior year. The effect of the 95 basis point drop in the yield on average earning assets reduced interest income but was partially offset by the interest income earned on the additional $87.3 million of average earning assets.

Average earning assets increased principally in the loan and securities available for sale portfolios, which on average grew 1.2% and 30.1%, respectively. Average loans increased $8.8 million principally from increases in the Company's commercial real estate loans, as the Company continues to emphasize its commercial banking strategy. Additionally, the Company supplemented the growth in the commercial portfolio with growth in the home equity loan portfolio due to a successful promotional campaign. The yield on the Company's average loan portfolio decreased 61 basis points, as the Company's commercial business loan portfolio, which is principally variable rate and represents approximately 15.7% of total average loans, re-priced lower due to the reduction in short-term market interest rates since the prior year. Furthermore, the yield on the Company's residential portfolio was adversely impacted by refinancing of higher yielding fixed rate loans, as well as the continued downward repricing of the Company's adjustable rate mortgage portfolio. The Company expects its interest income to be adversely impacted by the on-going repricing of its adjustable rate mortgage portfolio, as well as the repricing of its commercial mortgage portfolio due to scheduled and customer-driven repricing, however they have slowed down from prior periods.

Average securities available for sale increased $75.9 million or 30.1%, principally from an increase in the municipal securities portfolio (both tax-exempt and taxable), where purchases were made to provide collateral for municipal deposit growth. The yield on the average securities portfolio decreased 133 basis points as the Company's relatively short average life securities portfolio re-priced faster in response to the decrease in overall market interest rates. In addition, recent purchases in the municipal securities portfolio (most of which have a maturity of one-year or less) have been purchased at rates much lower than the current average portfolio yield due to the lower interest rate environment.

Interest expense for the year ended September 30, 2003, was $18.9 million, a decrease of $5.6 million or 22.8% from the prior year. Average interest bearing liabilities increased $97.8 million or 11.2%, principally due to money market municipal deposits generated by the Commercial Bank (money market deposits for the Commercial Bank averaged $86.8 million for fiscal 2003 compared with $26.8 million for the prior fiscal year). The Company has aggressively re-priced its deposits, especially its time deposits, resulting in an 86 basis point reduction in the average cost of funds to 1.95%. The average cost of time deposits was 2.58% for the year ended September 30, 2003, down 122 basis points from the prior year.

The Company's net interest margin was 4.04% for the year ended September 30, 2003, down 26 basis points from the prior year. The net interest margin decrease was principally from the 9 basis point drop in the net interest spread from the prior year, as the Company's earning asset growth this period has been principally in lower yielding short-term municipal securities. Although this has adversely impacted the margin in the short-term, it did generate net interest income and the Company has positioned itself to reinvest at higher rates, should interest rates rise. The Company expects its net interest margin to decrease modestly over the next quarter due to the continued re-pricing of assets and the sale of portions of its corporate and equity securities portfolios. The Company expects to continue to reduce its cost of funds, as approximately $66.1 million of time deposits will be re-pricing over the next three months at lower rates. The Company had $136.6 million of average earning assets with no funding costs for the year ended September 30, 2003, down from the $147.1 million for the year ended September 30, 2002, due principally to the cost of the Company's share repurchase program. The $10.4 million or 15.7% increase in average non-interest-bearing deposits in fiscal 2003, partially offset the $14.7 million or 14.5% increase in non-earning assets, primarily due to the cost of the Company's real estate joint venture investment in May of 2002.

The following table sets forth certain information relating to the Company's average earning assets and average interest-bearing liabilities for the periods indicated. The yields and rates were derived by dividing tax equivalent interest income or interest expense by the average balance of assets or liabilities, respectively, for the periods shown. Statutory tax rates were used to calculate tax-exempt income on a tax equivalent basis. Average balances were computed based on average daily balances. The yields on loans include net deferred fees and costs and discounts, which are considered yield adjustments. Non-accruing loans have been included in loan balances. The yield on securities available for sale is computed based on amortized cost.


                                                                  FOR THE YEARS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                2003                            2002                             2001
---------------------------------------------------------------------------------------------------------------------------------
                                   AVERAGE               YIELD/     AVERAGE               YIELD/     AVERAGE              YIELD/
                                   BALANCE    INTEREST    RATE      BALANCE    INTEREST    RATE      BALANCE    INTEREST   RATE
---------------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)

Earning assets:
   Total loans                    $ 770,507  $ 51,432     6.68%    $ 761,682  $ 55,503     7.29%    $ 741,709  $ 58,290    7.86%
   Loans held for sale                1,793       120     6.69%        1,340        98     7.31%        4,066       310    7.62%
   Securities held to maturity          773        63     8.15%        1,162        95     8.18%        2,224       183    8.23%
   Securities available for sale:
     Taxable                        151,806     6,405     4.22%      129,655     7,251     5.59%      128,629     8,856    6.88%
     Tax-exempt                     176,060     5,435     3.09%      122,313     5,200     4.25%       74,026     4,879    6.59%
---------------------------------------------------------------------------------------------------------------------------------
   Total securities available for
    sale                            327,866    11,840     3.61%      251,968    12,451     4.94%      202,655    13,735    6.78%
   Federal funds sold and other       3,609        32     0.89%        1,080        20     1.85%       14,190       586    4.13%
---------------------------------------------------------------------------------------------------------------------------------
    Total earning assets          1,104,548    63,487     5.75%    1,017,232    68,167     6.70%      964,844    73,104    7.58%
   Allowance for loan losses        (14,655)                         (14,538)                         (14,035)
   Other assets, net                131,266                          116,413                          105,477
---------------------------------------------------------------------------------------------------------------------------------
      Total assets               $1,221,159                       $1,119,107                       $1,056,286
=================================================================================================================================

Interest bearing liabilities:
   Interest bearing deposits
    Interest bearing demand
    accounts                      $ 128,824    $  863     0.67%    $ 118,664   $ 1,176     0.99%    $ 112,004   $ 2,258    2.02%
    Money market accounts           155,278     2,251     1.45%       69,478     1,496     2.15%       30,627       885    2.89%
    Savings accounts                274,837     3,118     1.13%      262,202     5,101     1.95%      242,902     6,538    2.69%
    Time deposit accounts           273,351     7,063     2.58%      307,806    11,691     3.80%      322,765    16,954    5.25%
    Escrow accounts                   3,800        59     1.55%        4,398        81     1.84%        4,847        94    1.94%
---------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing
      deposits                      836,090    13,354     1.60%      762,548    19,545     2.56%      713,145    26,729    3.75%
---------------------------------------------------------------------------------------------------------------------------------
   Borrowings:
    Securities sold U/A to
    repurchase                       11,665       585     5.02%       13,468       689     5.12%       12,865       696    5.41%
    Short-term borrowings            15,933       217     1.36%       22,334       677     3.03%       37,925     2,340    6.17%
    Long-term debt                  104,222     4,724     4.53%       71,733     3,533     4.93%       51,244     2,944    5.75%
---------------------------------------------------------------------------------------------------------------------------------
     Total borrowings               131,820     5,526     4.19%      107,535     4,899     4.56%      102,034     5,980    5.86%
---------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing
     liabilities                    967,910    18,880     1.95%      870,083    24,444     2.81%      815,179    32,709    4.01%
   Non-interest bearing deposits     76,176                           65,813                           53,914
   Other liabilities                 21,952                           20,051                           20,071
   Shareholders' equity             155,121                          163,160                          167,122
---------------------------------------------------------------------------------------------------------------------------------
      Total liabilities & equity $1,221,159                       $1,119,107                       $1,056,286
=================================================================================================================================
Net interest spread                                       3.80%                            3.89%                           3.57%
Net interest income/net interest
 margin                                      $ 44,607     4.04%               $ 43,723     4.30%                $40,395    4.19%
Ratio of earning assets to
 interest bearing liabilities                           114.12%                          116.91%                         118.36%
Less: tax equivalent adjustment                 2,383                            2,176                            1,891
---------------------------------------------------------------------------------------------------------------------------------
Net interest income as per
 consolidated financial statements           $ 42,224                         $ 41,547                         $ 38,504
=================================================================================================================================

RATE/VOLUME ANALYSIS. The following table presents the extent to which changes in interest rates and changes in the volume of earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (1) changes attributable to volume (change in volume multiplied by prior year rate); and (2) changes attributable to rate (change in rate multiplied by prior year volume). The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                                       FOR THE YEARS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                         2003 VS. 2002                              2002 VS. 2001
-----------------------------------------------------------------------------------------------------------------------------
                                              VOLUME          RATE           NET          VOLUME         RATE           NET
-----------------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Earning assets:
   Total loans                             $     654   $    (4,725)  $    (4,071)     $    1,646  $    (4,433)    $  (2,787)
   Loans held for sale                            29            (7)           22            (200)         (12)         (212)
   Securities held to maturity                   (32)            -           (32)            (87)          (1)          (88)
   Securities available for sale:
    Taxable                                    1,947        (2,793)         (846)             71       (1,676)       (1,605)
    Tax-exempt                                   620          (385)          235             705         (384)          321
-----------------------------------------------------------------------------------------------------------------------------
   Total securities available for sale         2,567        (3,178)         (611)            776       (2,060)       (1,284)
   Federal funds sold and other                   15            (3)           12            (354)        (212)         (566)
-----------------------------------------------------------------------------------------------------------------------------
    Total earning assets                   $   3,233   $    (7,913)  $    (4,680)     $    1,781  $    (6,718)    $  (4,937)
=============================================================================================================================

Interest bearing liabilities
   Interest bearing deposits
    Interest bearing demand accounts       $     113   $      (426)  $      (313)      $     143  $    (1,225)    $  (1,082)
    Money market accounts                      1,025          (270)          755             766         (155)          611
    Savings accounts                             257        (2,240)       (1,983)            584       (2,021)       (1,437)
    Time deposit accounts                     (1,196)       (3,432)       (4,628)           (756)      (4,507)       (5,263)
    Escrow accounts                              (10)          (12)          (22)             (8)          (5)          (13)
-----------------------------------------------------------------------------------------------------------------------------
    Total interest bearing deposits              189        (6,380)       (6,191)            729       (7,913)       (7,184)
-----------------------------------------------------------------------------------------------------------------------------
   Borrowings:
-----------------------------------------------------------------------------------------------------------------------------
    Securities sold U/A to repurchase            (91)          (13)         (104)             34          (41)           (7)
-----------------------------------------------------------------------------------------------------------------------------
    Short-term borrowings                       (157)         (303)         (460)           (714)        (949)       (1,663)
-----------------------------------------------------------------------------------------------------------------------------
    Long-term debt                             1,451          (260)        1,191             906         (317)          589
-----------------------------------------------------------------------------------------------------------------------------
     Total borrowings                          1,203          (576)          627             226       (1,307)       (1,081)
-----------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities         1,392        (6,956)       (5,564)            955       (9,220)       (8,265)
-----------------------------------------------------------------------------------------------------------------------------
   Net interest income                     $   1,841   $      (957)    $     884       $     826    $   2,502     $   3,328
=============================================================================================================================


PROVISION FOR LOAN LOSSES. The Company establishes an allowance for loan losses based on an analysis of the risk in its loan portfolio including concentrations of credit, past loan loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, delinquencies and other factors. Accordingly, the analysis of the adequacy of the allowance for loan losses is not based solely on the level of non-performing loans, or any other single factor.

The provision for loan losses was $560 thousand, or .07% of average loans for the year ended September 30, 2003, down $606 thousand, or 52.0% from the $1.2 million for the year ended September 30, 2002, which represented .15% of average loans, primarily due to lower net charge-offs and lower outstanding loan balances. Net charge-offs were $452 thousand, or .06% of average loans for the year ended September 30, 2003, down $509 thousand or 53.0%, compared to net charge-offs of $961 thousand, or .13% of average loans in the prior year. Non-performing loans were $2.7 million or .35% of total loans at September 30, 2003, up from the $2.1 million or .27% of total loans at September 30, 2002. The increase in non-performing loans at September 30, 2003 as compared to September 30, 2002 was principally due to a well-secured commercial real estate loan, which was restructured and, a commerical business relationship which is no longer performing under its original terms and was classified as non-accrual. Losses on the commerical business relationship, if any, will be minimal due to a government guarantee.

NON-INTEREST INCOME. Non-interest income was $9.2 million for the year ended September 30, 2003, up $2.3 million, or 32.3% from the year ended September 30, 2002. The increase from the 2002 period was principally from the $1.9 million increase in net gains from securities transactions, $927 thousand increase in net rental income from real estate partnerships, and $407 thousand increase in service charges on deposit accounts. The increase in the net gains from securities transactions was a result of the Company selling portions of its equity and corporate bond portfolio to generate additional taxable income in order to utilize tax-benefit carryforwards, which may otherwise expire. The increase in the net rental income from real estate partnerships is a result of the prior fiscal year including only 5 months of net rental income, since the partnership was entered into in May 2002. Service charges on deposit accounts increased 21.2% due in part to a new overdraft protection product, as well as higher service fees on commercial business accounts. Somewhat offsetting these increases were lower commissions from annuity sales, loan servicing fees and a decrease in other income. Commissions from annuity sales decreased $469 thousand due to product promotions with higher rates in the prior year. Loan servicing fees were adversely impacted by higher levels of prepayments, also brokerage commissions which are part of other income, declined due to current market conditions. Also, adversely impacting other income this period was a net loss of $69 thousand for the Company's equity method real estate partnership, compared to net income of $74 thousand in the prior period. The net loss is a result of lower net rental income due to a building vacancy. Also, the Company recognized fewer gains on the sale of other assets in the current period.

NON-INTEREST EXPENSES. Non-interest expenses were $31.8 million for the year ended September 30, 2003, up $4.1 million, or 14.6%. The increase was primarily due to higher other expenses, increased compensation and employee benefit costs, and merger related costs. Other expenses increased $2.0 million due to increased stock based deferred compensation plans which increased $1.4 million, primarily due to the higher Company stock price at period end. In addition, the Company wrote-down $350 thousand on a venture capital investment due to poor operating performance and the continuing economic uncertainty of its core business, including the need for additional financing. Furthermore, non-reimbursable operating costs of the Company's real estate partnerships increased $222 thousand as a result of the prior fiscal year including only 5 months of similar costs, since the partnership was entered into in May 2002. The $1.6 million or 9.4% increase in compensation and employee benefit costs was a result of higher medical, pension, and ESOP costs. Pension costs increased $649 thousand, as lower interest rates increased pension liabilities and weak investment performance in the prior fiscal year reduced plan assets. The Company also experienced a $125 thousand increase in ESOP-related compensation costs, due to the higher average market price of its stock during the period. Furthermore, compensation costs increased due to normal merit increases. Non-deductible merger related costs, incurred as a result of the Company's pending merger with First Niagara were $497 thousand.

INCOME TAX EXPENSE. Income tax expense for the year ended September 30, 2003, was $6.3 million, a decrease of $118 thousand, or 1.8% from the prior fiscal year. The Company's effective tax rates for the years ended September 30, 2003 and 2002, were 33.1% and 32.8%, respectively. The decrease in income tax expense is principally due to the impact of the lower income before income tax this year; the higher effective tax rate reflects the impact of non-deductible merger related transaction costs.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2002 AND 2001

GENERAL. For the fiscal year ended September 30, 2002, the Company recorded net income of $13.2 million, up $4.1 million, or 45.5%, compared to the fiscal year ended September 30, 2001. Basic and diluted earnings per share were $1.47 and $1.38 respectively, an increase of 54.7% and 50.0% compared to basic and diluted earnings per share of $.95 and $.92 for the fiscal year ended September 30, 2001. All share and per share amounts have been adjusted for the 5% stock dividend issued on March 29, 2002. For the fiscal year ended September 30, 2002, weighted average common shares - basic were 9,008,124, down 521,280, or 5.5%, from the prior year due to the Company's share repurchase programs. Weighted average shares - diluted were down only 316,208 or 3.2% due to the higher average market price of the Company's stock during the fiscal year ended September 30, 2002, which increased the number of shares to be included for dilution.

The Company's net income and basic and diluted earnings per share for the year ended September 30, 2001, include the impact of $2.0 million, or $1.2 million after-tax and $.12 per diluted share, of merger related integration costs incurred as part of the acquisition and integration of Catskill. In addition, under accounting standards that became effective at the beginning of fiscal year 2002, the Company no longer amortizes goodwill. Amortization of goodwill amounted to $1.4 million, or $.15 per diluted share in the year ended September 30, 2001.

Return on average assets for the year ended September 30, 2002 was 1.18% and for 2001 was .86%. Return on average equity was 8.09% for the year ended September 30, 2002 and 5.43% for 2001.

NET INTEREST INCOME. Net interest income on a tax equivalent basis for the year ended September 30, 2002, was $43.7 million, an increase of $3.3 million, or 8.2%, when compared to the year ended September 30, 2001. The increase was principally volume related with average earning assets up $52.4 million, or 5.4%. However, the Company's net interest margin improved

11 basis points to 4.30%, and the net interest spread increased 32 basis points to 3.89%, primarily because the Company was able to reduce its average cost of funds.

Interest income for the year ended September 30, 2002 was $68.2 million on a tax equivalent basis, down $4.9 million, or 6.8% from the prior year. The effect of the 88 basis point drop in the yield on average earning assets reduced interest income but was partially offset by the interest income earned on the additional $52.4 million of average earning assets.

Average earning assets increased principally in the loan and securities available for sale portfolios, which on average grew 2.7% and 24.3%, respectively. Average loans increased $20.0 million principally due to the loan portfolio acquired from Catskill, which was included for the full fiscal year, compared to only part of the prior fiscal year. The balance of the increase was in the Company's commercial real estate and commercial business loan portfolios, as the Company continues to emphasize its commercial banking strategy. The yield on the Company's average loan portfolio decreased 57 basis points, as the Company's commercial business loan portfolio, which is principally variable rate and represents approximately 14.5% of total average loans, re-priced lower due to the reduction in short-term market interest rates since the prior year.

Average securities available for sale increased $49.3 million or 24.3%, principally from an increase in the tax-exempt municipal portfolio and the securities portfolio acquired from Catskill, which was included for the full year. The yield on the average securities portfolio decreased 184 basis points as the Company's relatively short average life tax-exempt securities portfolio re-priced faster (yield on average municipal securities portfolio decreased 234 basis points) in response to the decrease in overall market interest rates. In addition, recent purchases in the tax-exempt municipal securities portfolio (most of which have a maturity of one-year or less) have been purchased at rates much lower than the current average portfolio yield due to the lower interest rate environment.

Interest expense for the year ended September 30, 2002, was $24.4 million, a decrease of $8.3 million or 25.3% from the prior year. Average interest bearing liabilities increased $54.9 million or 6.7%, principally due to money market municipal deposits generated by the Commercial Bank as well as deposits from the Catskill acquisition being included for the full year. The Company has aggressively re-priced its deposits, especially its CD's, resulting in a 120 basis point reduction in the average cost of funds to 2.81%. The average cost of CD's was 3.80% for the year ended September 30, 2002, down 145 basis points from the prior year.

The Company's net interest margin was 4.30% for the year ended September 30, 2002, up 11 basis points from the prior year. The increase was principally from the 32 basis point improvement in the net interest spread due principally to aggressive re-pricing of the Company's interest-bearing liabilities. The Company expects its net interest margin to decrease modestly over the next quarter due to the continued re-pricing of assets, especially with the recent Federal Open Market Committee action to lower the federal funds rate. The Company expects to continue to reduce its cost of funds, as approximately $92.1 million of time deposits will be re-pricing over the next three months at lower rates, and the Company has recently lowered its savings deposit rate. The Company had $147.1 million of average earning assets with no funding costs for the year ended September 30, 2002, essentially unchanged from the $149.7 million for the year September 30, 2001. The $11.9 million or 22.1% increase in average non-interest-bearing deposits in fiscal 2002, more than offset the increase in non-earning assets, primarily due to the Company's real estate joint venture investment and goodwill from the Catskill acquisition being included for the full year.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $1.2 million, or ..15% of average loans for the year ended September 30, 2002, down $332 thousand, or 22.2% from the year ended September 30, 2001, which represented .20% of average loans, due to lower net charge-offs and improved asset quality. Net charge-offs were $961 thousand, or .13% of average loans for the year ended September 30, 2002, down $279 thousand or 22.5%, compared to net charge-offs of $1.2 million, or .17% of average loans in the comparable year. Non-performing loans were $2.1 million or .27% of total loans at September 30, 2002, down from the $3.2 million or .43% of total loans at September 30, 2001.

NON-INTEREST INCOME. Non-interest income was $7.0 million for the year ended September 30, 2002, up $1.7 million, or 33.2% from the year ended September 30, 2001. The increase from the 2001 period to the 2002 period was principally from the $694 thousand increase in fees earned on annuity sales as the Company expanded its product offering; fees in the prior period were nominal. In addition, the Company had net rental income of $631 thousand from its real estate joint venture investment in the current year (none in the prior fiscal year). Service charges on deposits were $1.9 million, up $309 thousand or 19.2% from the comparable year. This increase was principally due to the Catskill acquisition and the increase in transaction accounts, including commercial business accounts. The Company also benefited by $284 thousand from the change in net gains (losses) on security and mortgage loan sales between the two periods.

NON-INTEREST EXPENSES. Non-interest expenses were $27.7 million for the year ended September 30, 2002, down $1.2 million, or 4.1%. The decrease was primarily due to the $2.0 million of merger related integration costs that were included in the prior fiscal year, as well as the fact that the Company is no longer amortizing goodwill. In accordance with newly effective Financial Accounting Standards Board rules, goodwill is no longer being amortized, but will be subject to impairment testing at least annually. The Company adopted the new standard on October 1, 2001 and has determined that there was no impairment of its existing goodwill totaling $30.9 million. Amortization of goodwill amounted to $1.4 million (which was not tax deductible) for the year ended September 30, 2001. Excluding the merger related integration costs and goodwill amortization, non-interest expenses were up $2.2 million, or 8.8%, primarily in compensation and benefits. Some of the increase is due to the on-going costs associated with Catskill's seven full-service branch offices being included for the twelve-month period this fiscal year, as compared to only a partial period in the prior fiscal year. The Company also experienced a $767 thousand, or 57.8% increase in ESOP- related compensation costs, due to the higher average market price of its stock during the period. Furthermore, compensation costs increased due to normal merit increases, as well as additional incentive-based compensation from higher annuity sales.

INCOME TAX EXPENSE. Income tax expense for the year ended September 30, 2002, was $6.4 million, an increase of $2.2 million, or 50.6% from the prior fiscal year. The Company's effective tax rates for the years ended September 30, 2002 and 2001, were 32.8% and 32.0%, respectively. The increase in income tax expense is principally due to the impact of the higher income before income tax this year; the higher effective tax rate reflects tax-exempt income that represented a smaller portion of the Company's income before income tax in this period, compared to the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to generate cash flows to meet present and expected future funding needs. Management monitors the Company's liquidity position on a daily basis to evaluate its ability to meet expected and unexpected depositor withdrawals, fund loan commitments, and make new loans or investments.

The Company's primary sources of funds for operations are deposits, borrowings, principal and interest payments on loans, and maturities of securities available for sale.

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

Net cash provided by operating activities was $30.8 million for the year ended September 30, 2003, up $13.7 million from the prior fiscal year. The increase was principally due to changes in other liabilities and accrued expenses between the comparable periods. Other liabilities increased from the comparable period of the prior year primarily due to amounts due to brokers, as this period included approximately $10.7 million of securities purchased which had not yet settled, as well as higher stock based deferred compensation costs.

Investing activities used net cash of $16.7 million during the fiscal year ended September 30, 2003. Net securities activities used $21.4 million as the sales, maturities, calls and paydowns on securities nearly offset the Company's purchases. Somewhat offsetting the securities portfolio increase was a net reduction in loans outstanding of $5.0 million.

Financing activities provided net cash of $50.1 million, as the Company had deposit growth of $84.0 million and had additional long-term borrowings of $20.0 million. Offsetting these increases, was a reduction in the Company's short-term borrowings (including securities sold under agreement to repurchase) of $35.4 million. Furthermore, $13.2 million was used to repurchase 492,555 shares of common stock and $5.9 million to pay cash dividends.

An important source of the Company's funds is the Company's core deposits. Management believes that a substantial portion of the Company's $967.0 million of deposits are a dependable source of funds due to long-term customer relationships. As of September 30, 2003, time deposit accounts having balances in excess of $100 thousand, totaled $35.5 million, or approximately 3.7% of total deposits. The Company does not currently use brokered deposits as a source of funds.

On April 16, 2002, the Company announced a plan to repurchase up to 1,009,276 shares of its common stock or approximately 10.0% of its outstanding shares. Since the announcement, the Company has repurchased 939,120 shares of its stock at a cost of $26.9 million. The Company still has authority under this stock repurchase program to repurchase 70,156 additional shares. Furthermore, on April 28, 2003, the Company announced an additional 10% stock repurchase plan, representing approximately 917,657 of its outstanding shares remaining after completion of the earlier program. As part of the Company's merger agreement with First Niagara, the Company is precluded from purchasing any additional outstanding shares, except those repurchased in connection with the Company's long-term equity compensation plans.

On an unconsolidated basis, the Company's primary source of funds is dividends from the Banks. At September 30, 2003, the Company had $6.4 million of cash and securities available for sale at the holding company level on an unconsolidated basis to use for direct activities of the Company. New York State Banking law provides that all dividends declared in any calendar year shall not exceed the total of the Bank's net profits for the year combined with its retained net profits of the preceding two years, less any required transfer to surplus, without the prior approval from the Superintendent of Banks. The Savings Bank had received approval to pay dividends to the Parent Company in calendar year 2002 in excess of that amount. The Company expects the Savings Bank to continue to pay cash dividends to the Parent Company in 2003. The Savings Bank has earned $9.3 million in net profits in calendar year 2003, $3.3 million of which is available for distribution. The Commercial Bank has earned $2.2 million in net profits since its inception in July 2000, and has paid cash dividends of $1.9 million; the balance is available for distribution. Prior to June 30, 2003, as part of the Commercial Bank's charter approval, the Commercial Bank had to maintain a tier 1 capital ratio of at least 8%. The Commercial Bank is no longer subject to this limitation.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off Balance Sheet Arrangements:
------------------------------

The Company is a party to certain financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Contract amounts of financial instruments that represent potential future extensions of credit as of September 30, 2003 at fixed and variable interest rates are as follows:

                                                                      2003
--------------------------------------------------------------------------------------------
                                                       FIXED        VARIABLE        TOTAL
--------------------------------------------------------------------------------------------
                                                             (Dollars in thousands)
Financial instruments whose contract amounts
 represent credit risk:
   Commitments outstanding:
    Residential mortgages                             $  5,403       $    554     $   5,957
    Commercial real estate and commercial business         540         24,205        24,745
--------------------------------------------------------------------------------------------
    Construction loans                                     793         11,523        12,316
--------------------------------------------------------------------------------------------
    Total                                                6,736         36,282        43,018
--------------------------------------------------------------------------------------------
   Unused lines of credit:
    Home equity                                             --         18,608        18,608
    Commercial                                              --        105,189       105,189
    Overdraft                                               --          5,077         5,077
--------------------------------------------------------------------------------------------
     Total                                                  --        128,874       128,874
--------------------------------------------------------------------------------------------
   Standby letters of credit                                --         15,693        15,693
--------------------------------------------------------------------------------------------
Total                                                 $  6,736      $ 180,849     $ 187,585
============================================================================================

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if any, required by the Company upon the extension of credit is based on management's credit evaluation of the customer. Mortgage and construction loan commitments are secured by a first lien on real estate. Collateral on extensions of credit for commercial loans varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial property.

Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between commitment and actual extension of credit.

The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of customers and to guarantee the performance of customers to third parties. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $15.7 million at September 30, 2003 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of one year or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, 75% for real estate, and 100% for liquid assets, such as bank certificates of deposit. The Company had performance and financial standby letters of credit at September 30, 2003 of $15.1 million and $600 thousand, respectively. The fair value of the Company's standby letter of credits was not material at September 30, 2003.

Certain residential mortgage loans are written on an adjustable rate basis and include interest rate caps, which limit annual and lifetime increases in the interest rates on such loans. Generally, adjustable rate residential mortgages have an annual rate increase cap of 2% and a lifetime rate increase cap of 5% to 6%. These caps expose the Company to interest rate risk should market rates increase above these limits. At September 30, 2003 and 2002, approximately $46.5 million and $54.5 million, respectively, of adjustable rate residential mortgage loans had interest rate caps.

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

At September 30, 2003 and 2002, the Company had rate lock agreements (certain of which relate to loan applications for which no formal commitment has been made) and conventional mortgage loans held for sale amounting to approximately $6.6 million and $7.3 million, respectively.

In order to reduce the interest rate risk associated with the portfolio of conventional mortgage loans held for sale, as well as outstanding loan commitments and uncommitted loan applications with rate lock agreements which are intended to be held for sale, the Company enters into mandatory forward sales commitments and option agreements to sell loans in the secondary market to unrelated investors. At September 30, 2003 and 2002, the Company had mandatory commitments and cancelable options to sell conventional fixed rate mortgage loans at set prices amounting to approximately $2.0 million and $4.0 million, respectively. The Company believes that it will be able to meet the mandatory commitments without incurring any material losses.

Contractual Obligations:
-----------------------

The following table sets forth contractual obligations of the Company at September 30, 2003:

                                                                     PAYMENTS DUE WITHIN
                                    ------------------------------------------------------------------------------
                                                          LESS THAN       1 YEAR TO      3 YEAR TO     MORE THAN
CONTRACTUAL OBLIGATIONS                    TOTAL           1 YEAR          3 YEARS        5 YEARS       5 YEARS
------------------------------------------------------------------------------------------------------------------
   Long-term debt obligations           $  107,230       $  20,585       $  31,259       $  41,380      $  14,006
   Operating lease obligations               2,354             716             705             354            579
   Data processing                           3,866           1,164           2,328             374             --
   Purchase obligations                     10,677          10,677              --              --             --
------------------------------------------------------------------------------------------------------------------
Total                                   $  124,127       $  33,142       $  34,292       $  42,108      $  14,585
==================================================================================================================


IMPACT OF NEW ACCOUNTING STANDARDS

On October 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and requires all business combinations to be accounted for under the purchase method of accounting, thus eliminating the pooling of interests method of accounting. The Statement did not change many of the provisions of APB Opinion No.16 related to the application of the purchase method. However, the Statement does specify criteria for recognizing intangible assets separate from goodwill and requires additional disclosures regarding business combinations.

Statement No. 142 requires acquired intangible assets (other than goodwill) to be amortized over their useful economic lives, while goodwill and any acquired intangible assets with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the Statement. Statement No.142 also requires additional disclosures pertaining to goodwill and intangible assets.

On October 1, 2001, the Company had goodwill of approximately $30.9 million. The Company has determined that as of October 1, 2001, and during the year ended September 30, 2003 and 2002, there was no impairment of its goodwill, and thus the carrying value is also $30.9 million as of September 30, 2003. The adoption of Statement No. 142 had a significant effect on the Company's results of operations for the fiscal year ended September 30, 2003 and 2002, since the non-amortization of goodwill reduced non-interest expenses.

The following table presents reported net income and earnings per share, as well as net income and earnings per share, as adjusted to exclude goodwill amortization as if the Company had adopted Statement No. 142 on October 1, 2000:

                                                      FOR THE YEARS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------
                                                       2003           2002          2001
-----------------------------------------------------------------------------------------
                                              (Dollars in thousands, except per share data)
Reported net income                                 $  12,799      $  13,199      $  9,074
 Add: Goodwill amortization (not-tax deductible)           --             --         1,437
------------------------------------------------------------------------------------------
Net income, as adjusted                             $  12,799      $  13,199      $ 10,511
==========================================================================================
Reported basic earnings per share                   $    1.52      $    1.47      $   0.95
 Add: Goodwill amortization                                --             --          0.15
------------------------------------------------------------------------------------------
Basic earnings per share, as adjusted               $    1.52      $    1.47      $   1.10
==========================================================================================
Reported diluted earnings per share                 $    1.43      $    1.38      $   0.92
 Add: Goodwill amortization                                --             --          0.14
------------------------------------------------------------------------------------------
Diluted earnings per share, as adjusted             $    1.43      $    1.38      $   1.06
==========================================================================================

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." As a result, the requirement in SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset (SFAS No. 72 goodwill) no longer applies to acquisitions considered to be business combinations under SFAS No. 141. The Company does not currently have any SFAS No. 72 goodwill and, as a result, the adoption did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit, as discussed in Note 19.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the new disclosure requirements of SFAS No. 148 and it does not expect that SFAS No. 148 will have a material impact on its consolidated financial statements, as the Company does not currently intend to change its method of accounting for stock-based employee compensation unless mandated by the FASB.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN No. 46") which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." More specifically, FIN No. 46 explains how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Interpretation requires the primary beneficiaries of variable interest entities to consolidate the variable interest entities if they are subject to a majority of the risk of loss or are entitled to receive a majority of the residual returns. FIN No. 46 also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which a public enterprise holds a variable interest that it acquired before February 1, 2003. The provisions of this FIN No. 46 are not expected to have a material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities, ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and did not to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For certain financial instruments, the classification and measurment provisions of SFAS No. 150 have been deferred indefinitely. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MANAGEMENT OF INTEREST RATE RISK

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as movements in foreign currency exchange rates and commodity prices, do not arise in the normal course of the Company's business operations. Interest rate risk can be defined as an exposure to a movement in interest rates that could have an adverse effect on the Company's net interest income. Interest rate risk arises naturally from the imbalance in the repricing, maturity and/or cash flow characteristics of the Company's assets and liabilities.

Some of the Company's loans are adjustable or variable rate, which result in reduced levels of interest income during periods of falling rates, such as in 2002 and into 2003. In addition, in periods of falling interest rates, prepayments of loans typically increase, which would lead to lower net interest income since such proceeds could not be reinvested at a comparable rate. Also in a falling rate environment, certain categories of deposits may reach a point where market forces prevent further reduction in the interest rate paid on those instruments. Generally, during extended periods when short-term and long-term interest rates are relatively close, net interest margins could become smaller, thereby reducing net interest income. The net effect of these circumstances is reduced interest income, offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin.

The principal objectives of the Company's interest rate risk management program are to:

o measure, monitor, evaluate and develop strategies in response to the interest rate risk profile inherent in the Company's assets and liabilities,

o determine the appropriate level of risk given the Company's business strategy, operating environment, capital and liquidity requirements, and

o    manage the risk consistent with the Company's guidelines.

Through such management, the Company seeks to reduce the vulnerability of its net interest income to changes in interest rates by matching the maturities of the Company's assets with those of the Company's liabilities and off-balance sheet financial instruments.

The responsibility for interest rate risk management rests with the Company's Asset/Liability Management Committee ("ALCO"). The Company's ALCO reviews the Company's asset/liability policies and interest rate risk position. The Company's ALCO is chaired by the Company's chief financial officer, and other members include the Company's senior management team. The ALCO meets monthly to review the consolidated statement of financial condition composition, formulate strategy in light of expected economic conditions and review performance against guidelines established to control exposure to the various types of interest rate risk. ALCO also reports the Company's interest rate risk position to the Company's Board of Directors on a quarterly basis. The Company's ALCO considers variability of net interest income under various rate scenarios. The ALCO also evaluates the overall risk profile and determines actions to maintain and achieve a posture consistent with policy guidelines. The Company, of course, cannot predict the future movement of interest rates, and such movement could have an adverse impact on the Company's consolidated financial condition and results of operations.

In recent years, the Company has primarily used the following strategies to manage interest rate risk:

o emphasizing the origination of adjustable rate loans, such as adjustable residential loans (although, in the current rate environment adjustable rate loan originations have slowed), and commercial real estate, commercial business and consumer loans, including home equity lines;

o selling substantially all of its 30 year fixed rate residential mortgage loan production in the secondary market, and from time to time, as conditions warrant, selling its 15 year fixed rate residential mortgage loans in the secondary market;

o utilizing FHLB advances to better structure the maturities of its interest rate sensitive liabilities, or match fund various earning assets; and

o investing in short-term securities which generally bear lower yields, compared to longer-term investments, but which better position the Company for reinvestment in higher yielding securities, if interest rates should rise.

In order to reduce the interest rate risk associated with the portfolio of conventional mortgage loans held for sale, as well as outstanding loan commitments and uncommitted loan applications held for sale with rate lock agreements, the Company enters into mandatory forward sales commitments and option agreements to sell loans in the secondary market. At September 30, 2003, the Company had mandatory commitments and cancelable options to sell fixed rate loans at set prices amounting to approximately $2.0 million. The Company believes that it will be able to meet the mandatory commitments without incurring material losses.

The primary tool utilized by management to measure interest rate risk is a balance sheet/income statement simulation model. The model is used to execute simulations of the Company's net interest income performance based upon potential changes in interest rates over a select period of time. The model's input data includes interest-earning assets and interest-bearing liabilities, their associated cash flow characteristics, repricing opportunities, maturities and current rates. In addition, management makes certain assumptions on prepayment speeds for all assets and liabilities which have optionality, including loans and mortgage-backed securities, as well as securities and borrowings with calls. These assumptions are generally based on industry standards for prepayments, where available.

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) over a twelve-month period. A second and third model are run in which a gradual increase and decrease, respectively, of 200 basis points (except in the current historically low interest rate environment the decrease was limited to 50 basis points) over a twelve-month period. Under these scenarios, assets subject to repricing or prepayment are adjusted to account for faster or slower prepayment assumptions. The changes in net interest income are then measured against the flat rate scenario.

The following table summarizes the percentage change in interest income and interest expense by major interest-earning asset and interest-bearing liability categories as of September 30, 2003 in the rising and declining rate scenarios from the forecasted interest income and interest expense amounts in a flat rate scenario. Under the declining rate scenario, net interest income is expected to decrease from the flat rate scenario by 2.5% over a twelve-month period. Under the rising rate scenario, net interest income is expected to increase from the flat rate scenario by 2.7 over a twelve-month period. This level of variability is well within the Company's interest rate risk guidelines.


                                                             PERCENTAGE CHANGE IN NET INTEREST INCOME
INTEREST RATE RISK                                                  FROM FLAT RATE SCENARIO
-----------------------------------------------------------------------------------------------------------
                                                      DECLINING RATE SCENARIO        RISING RATE SCENARIO
-----------------------------------------------------------------------------------------------------------
Federal funds sold and other short-term investments            -45.7%                        81.5%
Securities (held to maturity and available for sale)            -4.7%                         4.8%
Loans                                                           -3.5%                         3.5%
-----------------------------------------------------------------------------------------------------------
Total interest income                                           -4.0%                         4.3%
-----------------------------------------------------------------------------------------------------------
Core deposits                                                  -17.7%                        18.8%
Time deposits                                                   -5.9%                         5.8%
-----------------------------------------------------------------------------------------------------------
Total deposits                                                 -12.3%                        12.9%
-----------------------------------------------------------------------------------------------------------
Borrowings                                                      -1.0%                         1.0%
-----------------------------------------------------------------------------------------------------------
Total interest expense                                          -8.5%                         8.9%
-----------------------------------------------------------------------------------------------------------
Net interest income                                             -2.5%                         2.7%
===========================================================================================================

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will differ from: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps and floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositors' early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

IMPACT ON INFLATION AND CHANGING PRICES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial condition and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of the Company's operations. Unlike those of most industrial companies, the Company's assets and liabilities are nearly all monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent, as the price of goods and services.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF CONDITION                                               AS OF SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------
                                                                                 2003              2002
-----------------------------------------------------------------------------------------------------------
                                                    (Dollars in thousands, except share and per share data)
Assets
   Cash and cash equivalents                                                 $     98,263     $     34,020
   Loans held for sale                                                              1,182              891
   Securities available for sale, at fair value                                   414,265          394,067
   Securities held to maturity (fair value of $708
    and $954 at September 30,
    2003 and 2002, respectively)                                                      661              883
   Net loans receivable                                                           744,831          750,529
   Accrued interest receivable                                                      5,863            6,129
   Other real estate owned                                                            416              352
   Investment in real estate partnerships                                          19,461           19,566
   Premises and equipment, net                                                     15,866           16,268
   Goodwill                                                                        30,909           30,909
   Core deposit intangible, net                                                       265              311
   Bank-owned life insurance                                                       12,065           11,487
   Other assets                                                                    21,409           23,465
-----------------------------------------------------------------------------------------------------------
       Total assets                                                          $  1,365,456     $  1,288,877
===========================================================================================================
Liabilities and Shareholders' Equity
   Liabilities:
    Deposits:
     Non-interest bearing                                                    $    80,649      $     81,413
     Interest bearing                                                            886,367           801,555
                                                                             -----------      ------------
      Total deposits                                                             967,016           882,968
    Mortgagors' escrow accounts                                                    1,527             1,575
    Securities sold under agreements to repurchase                                34,500           134,872
    Short-term borrowings                                                         65,000                --
    Long-term debt                                                               107,230            87,483
    Other liabilities and accrued expenses                                        35,471            24,125
-----------------------------------------------------------------------------------------------------------
      Total liabilities                                                        1,210,744         1,131,023
-----------------------------------------------------------------------------------------------------------
   Shareholders' equity:
    Preferred stock, $.0001 par value per share; 15,000,000
     shares authorized, none issued                                                   --                --
    Common stock, $.0001 par value per share; 60,000,000 shares authorized,
     12,139,021 shares issued                                                          1                 1
    Additional paid-in capital                                                   127,138           125,583
    Unallocated common stock held by ESOP                                         (6,638)           (7,406)
    Unvested restricted stock awards                                              (1,553)           (2,548)
    Treasury stock, at cost (2,864,937 shares at September 30, 2003 and
     2,453,186 shares at September 30, 2002)                                     (52,837)          (41,116)
    Retained earnings, substantially restricted                                   86,995            80,078
    Accumulated other comprehensive income                                         1,606             3,262
-----------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                 154,712           157,854
-----------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                            $ 1,365,456      $  1,288,877
===========================================================================================================

          See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME                                FOR THE YEARS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------
                                                                  2003            2002            2001
-----------------------------------------------------------------------------------------------------------
                                                    (Dollars in thousands, except share and per share data)
Interest and dividend income:
   Interest and fees on loans                                 $   51,086     $     55,241     $     58,386
   Securities available for sale:
    Taxable                                                        6,336            7,190            8,815
    Tax-exempt                                                     3,587            3,445            3,243
-----------------------------------------------------------------------------------------------------------
     Total securities available for sale                           9,923           10,635           12,058
-----------------------------------------------------------------------------------------------------------
   Securities held to maturity                                        63               95              183
   Federal funds sold and other                                       32               20              586
-----------------------------------------------------------------------------------------------------------
      Total interest and dividend income                          61,104           65,991           71,213
-----------------------------------------------------------------------------------------------------------
Interest expense:
   Deposit and escrow accounts                                    13,354           19,545           26,729
   Short-term borrowings                                             802            1,366            3,036
   Long-term debt                                                  4,724            3,533            2,944
-----------------------------------------------------------------------------------------------------------
      Total interest expense                                      18,880           24,444           32,709
-----------------------------------------------------------------------------------------------------------
       Net interest income                                        42,224           41,547           38,504
Provision for loan losses                                            560            1,166            1,498
-----------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses            41,664           40,381           37,006
-----------------------------------------------------------------------------------------------------------
Non-interest income:
   Service charges on deposits                                     2,327            1,920            1,611
   Net rental income from real estate partnerships                 1,558              631               --
   Loan servicing fees                                               122              221              400
   Trust service fees                                                715              753              839
   Commission from annuity sales                                     292              761               67
   Net gains (losses) from securities transactions                 2,093              151             (105)
   Net gains from mortgage loan sales                                291               96               68
   Other income                                                    1,822            2,436            2,353
-----------------------------------------------------------------------------------------------------------
      Total non-interest income                                    9,220            6,969            5,233
-----------------------------------------------------------------------------------------------------------
Non-interest expenses:
   Compensation and employee benefits                             18,341           16,771           14,777
   Net occupancy                                                   2,583            2,415            2,362
   Furniture, fixtures and equipment                                 783              931              949
   Computer charges                                                2,090            1,972            1,869
   Professional, legal and other fees                                972            1,028            1,242
   Printing, postage and telephone                                   906            1,046              858
   Other real estate expenses, net                                    77               22              121
   Goodwill amortization                                              --               --            1,437
   Core deposit intangible amortization                               48               48               48
   Merger related costs                                              497               --            1,972
   Other expenses                                                  5,468            3,480            3,254
-----------------------------------------------------------------------------------------------------------
      Total non-interest expenses                                 31,765           27,713           28,889
-----------------------------------------------------------------------------------------------------------
Income before income tax expense                                  19,119           19,637           13,350
Income tax expense                                                 6,320            6,438            4,276
-----------------------------------------------------------------------------------------------------------
Net income                                                    $   12,799     $     13,199     $      9,074
===========================================================================================================
Earnings per common share:
   Basic                                                      $     1.52     $       1.47     $       0.95
   Diluted                                                    $     1.43     $       1.38     $       0.92
-----------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY                        FOR THE YEARS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                            2003                2002                2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands, except share and per share data)
COMMON STOCK
---------------------------------------------------------------------------------------------------------------------------------
   Balance at beginning and end of period                                $       1           $       1          $       1
---------------------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of period                                        $ 125,583           $ 118,018          $ 117,804
    Adjustment for ESOP shares released for allocation                       1,419                 713                 88
    Adjustment for stock options exercised                                    (546)               (213)               (12)
    Tax benefit from vesting of restricted stock awards                        548                 338                 --
    Tax benefit from exercise of non-qualified stock options                    64                 155                 33
    Stock dividend issued                                                       --               6,347                 --
    Adjustment for grant of restricted stock awards                             70                 225                105
---------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                              $ 127,138           $ 125,583          $ 118,018
---------------------------------------------------------------------------------------------------------------------------------
UNALLOCATED COMMON STOCK HELD BY ESOP
   Balance at beginning of period                                        $  (7,406)          $  (8,202)         $  (9,027)
    ESOP shares released for allocation (81,346, 84,411 and
     87,477 shares, respectively)                                              768                 796                825
---------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                              $  (6,638)          $  (7,406)         $  (8,202)
---------------------------------------------------------------------------------------------------------------------------------
UNVESTED RESTRICTED STOCK AWARDS
   Balance at beginning of period                                        $  (2,548)          $  (3,136)         $  (3,847)
   Grant of restricted stock awards (7,500, 19,614 and 27,458 shares,
   respectively)                                                              (205)               (486)              (405)
   Amortization of restricted stock awards                                   1,086               1,066                976
   Forfeiture of restricted stock awards (7,815, 788 and 13,650 shares,
   respectively)                                                               114                   8                140
---------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                              $  (1,553)          $  (2,548)         $  (3,136)
---------------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK
   Balance at beginning of period                                        $ (41,116)          $ (29,554)         $ (16,020)
    Purchase of treasury stock (492,555, 747,964 and 842,602 shares,
    respectively)                                                          (13,191)            (19,371)           (13,927)
    Grant of restricted stock awards (7,500, 19,614 and 27,458 shares,
    respectively)                                                              135                 261                300
    Stock dividend issued (5% or 480,868 shares)                                --               6,550                 --
    Forfeiture of restricted stock awards (7,815, 788 and 13,650 shares,
    respectively)                                                             (114)                 (8)              (140)
    Stock options exercised (81,119, 74,250 and 21,486 shares,
    respectively)                                                            1,449               1,006                233
---------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                              $ (52,837)          $ (41,116)         $ (29,554)
---------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
   Balance at beginning of period                                        $  80,078           $  84,380          $  78,543
    Net income                                                              12,799   12,799     13,199   13,199     9,074   9,074
    Stock dividend issued                                                       --             (12,897)                --
    Cash dividends ($0.67, $0.49 and $0.34 per share, respectively)         (5,882)             (4,604)            (3,237)
---------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                              $  86,995           $  80,078          $  84,380
---------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance at beginning of period                                        $   3,262           $   3,239          $    (176)
    Unrealized net holding (losses) gains on available for sale securities arising during the period (pre-tax ($662), $189
     and $5,552,respectively)                                                          (398)                115             3,352
    Reclassification adjustment for net (gains) losses on available for sale securities realized in net income (pre-tax ($2,093), ($151)
     and $105, respectively)                                                         (1,258)                (92)               63
---------------------------------------------------------------------------------------------------------------------------------
   Other comprehensive income (loss)                                        (1,656)  (1,656)        23       23     3,415   3,415
---------------------------------------------------------------------------------------------------------------------------------
   Comprehensive income                                                             $11,143             $13,222           $12,489
---------------------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                              $   1,606           $   3,262          $   3,239
---------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                            $ 154,712           $ 157,854          $ 164,746
---------------------------------------------------------------------------------------------------------------------------------

All share and per share data has ben adjusted for the 5% stock dividend issued on March 29, 2002.

          See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS                                                 FOR THE YEARS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                                                       2003          2002          2001
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                       (Dollars in thousands)
Net income                                                                          $  12,799    $  13,199    $   9,074
Adjustments to reconcile net income to net cash provided by operating activites:
   Depreciation                                                                         1,330        1,640        1,467
   Goodwill and other intangibles amortization                                             48           48        1,485
   Loss (income) from equity method real estate partnership, net of distributions          69          (74)        (128)
   Net premium amortization on securities                                               1,132          537          198
   Provision for loan losses                                                              560        1,166        1,498
   Amortization of restricted stock awards                                              1,086        1,066          976
   ESOP compensation expense                                                            2,218        2,093        1,326
   Net accretion of purchase accounting adjustments                                      (474)        (510)        (603)
   Net gains on sales of other real estate owned                                          (30)         (77)        (172)
   Write-downs of other real estate owned                                                  63           33           --
   Net gains on sales of other assets                                                     (59)        (206)        (314)
   Net (gains) losses from securities transactions                                     (2,093)        (151)         105
   Net gains from mortgage loan sales                                                    (291)         (96)         (68)
   Proceeds from sales of loans held for sale                                          17,080       10,700       27,163
   Net loans made to customers and held for sale                                      (17,080)      (9,747)     (26,827)
   Net decrease (increase) in accrued interest receivable, bank-owned life
    insurance, investments in real estate partnerships and other assets                 1,728       (3,511)         270
   Net increase in other liabilities and accrued expenses                              13,031          963        5,137
-----------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                          31,117       17,073       20,587
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash used in acquisition activity, including majority-owned real estate
    partnership                                                                          (325)      (5,800)     (50,739)
   Proceeds from maturities/calls/paydowns of securities held to maturity                 222        1,259          171
   Net loans repaid by (made to) customers                                              5,017       (5,374)       3,824
   Purchase of available for sale ("AFS") securities                                 (438,902)    (338,968)    (237,940)
   Proceeds from sales of AFS securities                                              198,670       21,068       71,054
   Proceeds from maturities/calls/paydowns of AFS securities                          218,595      171,912      267,151
   Capital expenditures, net                                                             (926)        (445)        (513)
   Proceeds from sales of other assets                                                    195          750        1,233
   Proceeds from sales of other real estate owned                                         469          589        1,915
-----------------------------------------------------------------------------------------------------------------------
    Net cash (used in) provided by investing activities                               (16,985)    (155,009)      56,156
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                            83,978       74,380       32,999
   Net decrease in mortgagors' escrow accounts                                            (48)        (682)      (1,169)
   Net (decrease) increase in securities sold under agreements to repurchase         (100,396)     121,855     (102,740)
   Net increase (decrease) in short-term borrowings                                    65,000     (100,000)      65,000
   Payments on long-term debt                                                            (253)         (33)      (3,027)
   Proceeds from long-term debt                                                        20,000       25,000           --
   Cash dividends paid on common stock                                                 (5,882)      (4,604)      (3,237)
   Proceeds from stock options exercised                                                  903          793          221
   Purchase of common stock for treasury                                              (13,191)     (19,371)     (13,927)
-----------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                                50,111       97,338      (25,880)
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   64,243      (40,598)      50,863
Cash and cash equivalents at beginning of period                                       34,020       74,618       23,755
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $  98,263    $  34,020    $  74,618
=======================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                    $  18,957    $  24,460    $  32,678
   Income taxes paid                                                                    4,484        6,500        2,668
   Transfer of loans to other real estate owned                                           566          632          686
   Adjustment of securities available for sale to fair value, net of tax               (1,656)          23        3,415
   Grant of restricted stock awards (at fair value on grant date), net of
   forfeitures                                                                             21          253          160
   Acquisition activity (including real estate subsidiary):
    Fair value of non-cash assets acquired                                                 --       18,316      261,789
    Fair value of liabilities assumed                                                      --       12,516      243,722
=======================================================================================================================

        See accompanying notes to consolidated financial statements.

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accounting and reporting policies of Troy Financial Corporation (the "Parent Company") and its subsidiaries (referred to together as the "Company") conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The more significant policies are described below.

       ORGANIZATION

              The Company is a financial services company. The Parent Company's savings bank subsidiary, The Troy Savings Bank (the "Savings Bank"), provides a wide range of banking, financing, fiduciary and other financial services to corporate, individual and institutional customers through its branch offices and subsidiary companies. The Parent Company's commercial bank subsidiary, The Troy Commercial Bank (the "Commercial Bank"), provides banking and financing services to municipalities. The Commercial Bank began operations during fiscal 2000. The Parent Company is regulated by the Board of Governors of the Federal Reserve of New York. The Federal Deposit Insurance Corporation ("FDIC") and the New York State Banking Department regulate the Savings Bank and the Commercial Bank.

              On August 10, 2003, the Company and First Niagara Financial Group, Inc. ("First Niagara") entered into an Agreement and Plan of Merger (the "Agreement") which provides for, among other things, the acquisition of the Company by First Niagara. Contemporaneous with the completion of the acquisition, The Troy Savings Bank, a wholly-owned subsidiary of the Company, will merge with and into First Niagara Bank, a wholly-owned subsidiary of First Niagara. The Agreement provides that shareholders of the Company will receive either First Niagara stock, cash or a combination of First Niagara stock and cash for each share of Company common stock. The Boards of Directors of the Company and First Niagara expect the transaction to close in January 2004.

       BASIS OF PRESENTATION

              The consolidated financial statements include the accounts of the Parent Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in which the Company has significant influence, generally ownership of common stocks or partnership interests of at least 20% and not more than 50%. The Company utilizes the accrual method of accounting for financial reporting purposes. Amounts in the prior years' consolidated financial statements have been reclassified whenever necessary to conform to the current year's presentation.

       USE OF ESTIMATES

              The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

              Management believes that the allowance for loan losses is adequate and that other real estate owned is recorded at its fair value less an estimate of the costs to sell the properties. While management uses available information to recognize losses on loans and other real estate owned, future additions to the allowance for loan losses or writedowns of other real estate owned may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and other real estate owned. Such agencies may require the Company to recognize additions to the allowance for loan losses or writedowns of other real estate owned based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

              A substantial portion of the Company's loans are secured by real estate located throughout the eight New York State counties of Albany, Greene, Rensselaer, Saratoga, Schenectady, Schoharie, Warren and Washington. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned is dependent upon general economic and real estate market conditions in these counties.

       CASH AND CASH EQUIVALENTS

              For purposes of the consolidated statements of cash flows, cash and cash equivalents consists of cash on hand, due from banks and bank certificates of deposit with maturities less than thirty days.

       LOANS HELD FOR SALE

              Loans held for sale are reported at the lower of cost or fair value, determined on an aggregate basis. It is the intention of management to sell these loans. Gains and losses on the disposition of loans held for sale are determined on the specific identification method.

              Loans held for sale, as well as commitments to originate fixed rate mortgage loans at a set interest rate, which will subsequently be sold in the secondary mortgage market, are regularly evaluated and, if necessary, a valuation allowance is recorded by a charge to income for unrealized losses attributable to changes in market interest rates.

       MORTGAGE SERVICING RIGHTS

              The Company recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights were acquired. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. Additionally, capitalized mortgage servicing rights are assessed for impairment based on the fair value of those rights, and any impairment is recognized through a valuation allowance by a charge to loan servicing fee income.

       SECURITIES

              Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are carried at amortized cost. Securities that are identified as trading securities for resale over a short period are stated at fair value with unrealized gains and losses reflected in current earnings. All other debt and equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, in accumulated other comprehensive income or loss (a separate component of shareholders' equity). At September 30, 2003 and 2002, the Company did not hold any trading securities. As a member of the Federal Home Loan Bank of New York ("FHLB"), the Bank is required to hold FHLB stock, which is included in securities available for sale, at cost, since there is no readily available market value.

              Unrealized losses on securities reflecting a decline in value which is other than temporary, if any, are charged to income. Gains or losses on the disposition of securities are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method. The amortized cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on an effective interest method.

       NET LOANS RECEIVABLE

              Loans receivable are reported at the principal amount outstanding, net of unearned discount, net deferred loan fees and costs, and the allowance for loan losses. Unearned discounts and net deferred loan fees and costs are accreted to income using an effective interest method.

              Loans considered doubtful of collection by management are placed on a non-accrual status for the recording of interest. Generally, loans past due 90 days or more as to principal or interest are placed on non-accrual status except for (1) those loans which, in management's judgment, are adequately secured and in the process of collection, and (2) certain consumer and open-end credit loans which are usually charged-off when they become four payments past due. When a loan is placed on non-accrual status, all previously accrued income that has not been collected is reversed from current year interest income. Subsequent cash receipts are generally applied to reduce the unpaid principal balance; however, interest on non-accrual loans can also be recognized in income as cash is received, if the loan is expected to be fully collectible. Amortization of the related unearned discount and net deferred loan fees and costs is suspended when a loan is placed on non-accrual status. Loans are removed from non-accrual status when they become current as to principal and interest or when, in the opinion of management, the loans are expected to be fully collectible as to principal and interest.

       ALLOWANCE FOR LOAN LOSSES

              The allowance for loan losses is increased through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of all or a portion of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans. Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, changes in the composition and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay.

              Commercial real estate and commercial business loans are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement, or when a loan (of any loan type) is restructured in a troubled debt restructuring. The allowance for loan losses related to impaired loans equals the excess of the loan carrying amount over (1) expected cash flows discounted using the loan's initial effective interest rate or (2) the fair value of the collateral for loans where repayment is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company's impaired loans are generally collateral dependent.

       OTHER REAL ESTATE OWNED

              Other real estate owned, representing properties acquired in settlement of loans, is recorded on an individual asset basis at the lower of the recorded investment in the loan or the fair value of the asset acquired less an estimate of the costs to sell the property. At the time of foreclosure, the excess, if any, of the recorded investment in the loan over the fair value of the property received is charged to the allowance for loan losses. Subsequent declines in the value of such property and net operating expenses of such properties are charged directly to non-interest expenses. Properties are regularly re-appraised and written down to the fair value less the estimated costs to sell the property, if necessary.

              The recognition of gains and losses from the sale of other real estate owned is dependent on a number of factors relating to the nature of the property sold, terms of the sale, and the future involvement of the Company in the property sold. If a real estate transaction does not meet certain down payment and loan amortization requirements, gain recognition is deferred and recognized under an alternative method.

       PREMISES AND EQUIPMENT

              Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the terms of the related leases or the useful lives of the assets.

       INVESTMENT IN REAL ESTATE PARTNERSHIPS

              Investments in real estate partnerships that are majority-owned are consolidated, with the underlying real estate assets carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. The equity method of accounting is used for other real estate partnership interests when the Company owns at least 20% and not more than 50% of the entity, and in which the Company has significant influence.

       GOODWILL AND OTHER INTANGIBLE ASSETS

              Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (see "Recently Adopted Accounting Standards"), goodwill, which represents the excess of the purchase price over the fair value of net assets acquired for transactions accounted for using purchase accounting, was amortized on a straight-line basis over 20 years. In addition, goodwill was assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through future operating cash flows of the acquired operation. Core deposit intangibles are being amortized on a straight-line basis over a period of 12 years.

       BANK-OWNED LIFE INSURANCE

              Bank-owned life insurance is carried at the cash surrender value of the underlying policies. Income on the investments in the policies, net of insurance costs and other asset related changes, is recorded as non-interest income.

       SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

              In securities repurchase agreements, the Company transfers the underlying securities to a third party custodian's account that explicitly recognizes the Company's interest in the securities. These agreements are accounted for as secured financing transactions provided the Company maintains effective control over the transferred securities and meets other criteria for such accounting as specified in SFAS No. 140. The Company's agreements are accounted for as secured financings; accordingly, the transaction proceeds are recorded as borrowed funds and the underlying securities continue to be carried in the Company's securities available for sale portfolio.

       INCOME TAXES

              The Company accounts for income taxes in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for unused tax carryforwards. Deferred tax assets are recognized subject to management's judgment that those assets will more likely than not be realized. A valuation allowance is recognized if, based on an analysis of available evidence, management believes that all or a portion of the deferred tax assets will not be realized. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       FINANCIAL INSTRUMENTS

              In the normal course of business, the Company is a party to certain financial instruments with off-balance-sheet risk such as commitments to extend credit, unused lines of credit and standby letters of credit. The Company's policy is to record such instruments when funded.

       TRUST ASSETS AND SERVICE FEES

              Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated statements of financial condition since these assets are not assets of the Company. Trust service fees are reported on the accrual basis.

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

       STOCK-BASED COMPENSATION

              Compensation expense is recognized for the Company's Employee Stock Ownership Plan ("ESOP") equal to the average fair value of shares committed to be released for allocation to participant accounts. Any difference between the average fair value of the shares committed to be released for allocation and the ESOP's original acquisition cost is charged or credited to shareholders' equity (additional paid-in capital). The remaining cost of unallocated ESOP shares (shares not yet released for allocation) is reflected as a reduction of shareholders' equity.

              The Company accounts for stock options granted under its Long-Term Equity Compensation Plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, for fixed stock option awards, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to provide pro forma disclosures of net income and earnings per share as if the fair value of all stock-based awards was recognized as compensation expense over the vesting period of the awards.

              Restricted stock awards granted under the Long-Term Equity Compensation Plan are also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized to compensation expense over the vesting period of the awards.

              The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made in fiscal 2003, 2002 and 2001:

                                                                                        2003          2002           2001
              -------------------------------------------------------------------------------------------------------------
              Dividend yield                                                            2.22%         2.17%          2.27%
              Expected stock price volatility                                           26.9%         27.2%          20.0%
              Risk-free interest rate                                                   2.79%         4.27%          5.00%
              Expected option lives                                                   5 years       5 years        5 years
              Estimated weighted average fair value of options
                 granted during the period                                           $   6.01      $   6.22       $   3.04

              Pro forma disclosures for the years ended September 30, 2003, 2002 and 2001, utilizing the estimated fair value of the options granted, are as follows:

                                                                                        2003          2002           2001
              -------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands, except per share data)
              -------------------------------------------------------------------------------------------------------------
              Net income as reported                                                $  12,799     $  13,199       $  9,074
                 Add:
                  Stock based compensation expense included in reported
                  net income, net of related tax benefits                                 652           648            589
                 Deduct:
                  Total stock-based employee compensation expense
                  determined under fair value based method for all
                  awards, net of related tax effects                                     (938)         (928)          (858)
              -------------------------------------------------------------------------------------------------------------
              Pro forma net income                                                  $  12,513     $  12,919       $  8,805
              =============================================================================================================
              Basic earnings per share:
                 As reported                                                         $   1.52      $   1.47       $   0.95
                 Pro forma                                                               1.48          1.43           0.92
              Diluted earnings per share
                 As reported                                                         $   1.43      $   1.38       $   0.92
                 Pro forma                                                               1.39          1.35           0.89

              The Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management's opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the years ended September 30, 2003, 2002 and 2001, may not be representative of the pro forma effects on reported net income and earnings per share for future years.

       EARNINGS PER SHARE

              Basic earnings per share are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period using the treasury stock method. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

       COMPREHENSIVE INCOME

              Comprehensive income represents the sum of net income and items of other comprehensive income or loss, which are reported directly in shareholders' equity, net of tax, such as the change in the net unrealized gain or loss on securities available for sale. The Company has reported comprehensive income and its components in the consolidated statements of changes in shareholders' equity. Accumulated other comprehensive income or loss, which is a component of shareholders' equity, represents the net unrealized gain or loss on securities available for sale, net of tax.

       SEGMENT REPORTING

              The Company's operations are solely in the financial services industry and include providing to its customers traditional banking services. The Company operates primarily in the geographical regions of Albany, Greene, Rensselaer, Saratoga, Schenectady, Schoharie, Washington and Warren counties of New York. Management makes operating decisions and assesses performance based on an ongoing review of its traditional banking operations, which constitute the Company's only reportable segment.

       DERIVATIVES AND HEDGING ACTIVITIES

              The Company recognizes all derivative instruments as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. Changes in the fair value of derivative instruments are reported in either earnings or comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting.

              Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Accounting for hedges varies based on the type of hedge - fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and initially in other comprehensive income for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings.

              The derivative instruments held by the Company consist solely of forward sale commitments used to hedge interest rate risk and loan origination commitments related to the Company's mortgage banking activities which are not significant. The amounts recognized in the consolidated statements of income for changes in the fair value of the derivatives were not significant.

       RECENT ACCOUNTING STANDARDS

              In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
              142). SFAS No. 141 was effective for business combinations initiated after June 30, 2001, and requires that the purchase method of accounting be used for all business combinations, thus eliminating the pooling of interests method of accounting.
              SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

              The Company adopted the provisions of SFAS No. 142 as of October 1, 2001. As of October 1, 2001, the Company had goodwill of approximately $30.9 million. The amortization of goodwill, which is not tax-deductible, ceased upon adoption of SFAS No. 142. Amortization expense related to goodwill was approximately $1.4 million, or $0.15 per diluted share, for the year ended September 30, 2001.

              In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. Based on the Company's assessment, it was determined that the goodwill was not impaired as of the date of adoption, as well as through September 30, 2003.

              In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." As a result, the requirement in SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset (SFAS No. 72 goodwill) no longer applies to acquisitions considered to be business combinations under SFAS No.
              141. The Company does not currently have any SFAS No. 72 goodwill and, as a result, the adoption did not have a material impact on the Company's consolidated financial statements.

              In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit, as discussed in Note 19.

              In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the new disclosure requirements of SFAS No. 148, and it does not expect that SFAS No. 148 will have a material impact on its consolidated financial statements, as the Company does not currently intend to change its method of accounting for stock-based employee compensation unless mandated by the FASB.

              In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN No. 46") which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." More specifically, FIN No. 46 explains how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Interpretation requires the primary beneficiaries of variable interest entities to consolidate the variable interest entities if they are subject to a majority of the risk of loss or are entitled to receive a majority of the residual returns. FIN No. 46 also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which a public enterprise holds a variable interest that it acquired before February 1, 2003. The provisions of this FIN No. 46 are not expected to have a material impact on the Company's consolidated financial statements.

              In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities, ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.
              In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and did not to have a material impact on the Company's consolidated financial statements.

              In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For certain financial instruments, the classification and measurement provisions of SFAS No. 150 have been deferred indefinitely. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

(2)    BUSINESS COMBINATION

       On August 10, 2003, the Company and First Niagara Financial Group, Inc. ("First Niagara") entered into an Agreement and Plan of Merger (the "Agreement") which provides for, among other things, the acquisition of the Company by First Niagara. Contemporaneous with the completion of the acquisition, The Troy Savings Bank, a wholly-owned subsidiary of the Company, will merge with and into First Niagara Bank, a wholly-owned subsidiary of First Niagara. The Agreement provides that shareholders of the Company will receive either First Niagara stock, cash or a combination of First Niagara stock and cash for each share of Company common stock. The Boards of Directors of the Company and First Niagara expect the transaction to close in January 2004.

       On November 10, 2000, the Company acquired Catskill Financial Corporation ("Catskill"), a community-based financial services company headquartered in Catskill, New York. On the acquisition date, Catskill had assets of $305.0 million, loans of $170.5 million, deposits of $220.1 million and seven full service branches. Catskill shareholders received cash of $23 per share, representing total consideration paid of $89.8 million. The acquisition was accounted for using the purchase method of accounting. The assets acquired and liabilities assumed from Catskill were recorded at their estimated fair values. The acquisition of Catskill resulted in the recognition of approximately $32.3 million of goodwill, representing the excess of the Company's purchase cost over the fair value of the net assets acquired. Prior to the adoption of SFAS No. 142 as of October 1, 2001 (see Note 1), goodwill was being amortized to expense over a period of 20 years using the straight-line method. The results of operations of Catskill have been included in the Company's consolidated statements of income from the date of acquisition.

       The following increases (decreases) were recorded to the historical cost basis of Catskill's assets and liabilities in order to record these assets and liabilities at their estimated fair values at the acquisition date (dollars in thousands):

       Securities available for sale                      $       (681)
       Loans                                                    (2,663)
       Premises and equipment                                      192
       Other assets                                                983
       Time deposits                                              (211)
       Borrowings                                                 (111)

       The premiums and discounts above are being amortized over the estimated period to maturity or repricing of the respective interest-bearing assets and liabilities, or, in the case of premises and equipment, over the estimated remaining lives of the assets. For the years ended September 30, 2003, 2002 and 2001 the impact of the net accretion of the premiums and discounts was to increase income before income tax expense by approximately $474 thousand, $510 thousand and $603 thousand, respectively.

(3)    LOANS HELD FOR SALE AND MORTGAGE SERVICING RIGHTS

       At September 30, 2003 and 2002, loans held for sale consisted of conventional residential mortgages originated for subsequent sale. At September 30, 2003 and 2002, there was no valuation reserve necessary for loans held for sale.

       Mortgage loans are sold without recourse and the company retains the servicing rights on certain mortgage loans sold. At September 30, 2003 and 2002, the unamortized balance of mortgage servicing rights on loans sold with servicing retained was approximately $641 thousand and $712 thousand, respectively. The estimated fair value of these mortgage servicing rights was in excess of their carrying value at both September 30, 2003 and 2002, and therefore no impairment reserve was necessary.

(4)    SECURITIES AVAILABLE FOR SALE

       The amortized cost and approximate fair value of securities available for sale at September 30 are as follows:

                                                                                             2003
       -------------------------------------------------------------------------------------------------------------------
                                                                                      GROSS          GROSS
                                                                      AMORTIZED      UNREALIZED    UNREALIZED  APPROXIMATE
                                                                        COST          GAINS         LOSSES      FAIR VALUE
       -------------------------------------------------------------------------------------------------------------------
                                                                                      (Dollars in thousands)
       U.S. Government securities and agencies obligations          $  84,959         $   --      $    (1)      $  84,958
       Obligations of states and political subdivisions               261,315          1,470          (71)        262,714
       Mortgage-backed securities                                      33,197          1,194          (27)         34,364
       Corporate debt securities                                       19,889              8           --          19,897
       -------------------------------------------------------------------------------------------------------------------
          Total debt securities available for sale                    399,360          2,672          (99)        401,933
       Mutual funds and marketable equity securities                    3,651            108           (9)          3,750
       Non-marketable equity securities                                 8,582             --           --           8,582
       -------------------------------------------------------------------------------------------------------------------
           Total securities available for sale                      $ 411,593       $  2,780     $   (108)      $ 414,265
       ===================================================================================================================

                                                                                             2002
       -------------------------------------------------------------------------------------------------------------------
                                                                                     GROSS           GROSS
                                                                    AMORTIZED      UNREALIZED     UNREALIZED   APPROXIMATE
                                                                      COST           GAINS          LOSSES      FAIR VALUE
       -------------------------------------------------------------------------------------------------------------------
                                                                                     (Dollars in thousands)
       U.S. Government securities and agencies obligations          $ 145,071       $  1,242       $    --      $ 146,313
       Obligations of states and political subdivisions               142,633          1,365            (9)       143,989
       Mortgage-backed securities                                      45,188          2,283            --         47,471
       Corporate debt securities                                       25,132            180           (38)        25,274
       -------------------------------------------------------------------------------------------------------------------
          Total debt securities available for sale                    358,024          5,070           (47)       363,047
       Mutual funds and marketable equity securities                   25,368            371           (22)        25,717
       Non-marketable equity securities                                 5,303             --            --          5,303
      --------------------------------------------------------------------------------------------------------------------
           Total securities available for sale                      $ 388,695       $  5,441       $   (69)     $ 394,067
      ====================================================================================================================

       During 2003, proceeds from sales of securities available for sale totaled $198.7 million, with gross gains of $2.1 million and gross losses of $47 thousand. During 2002, proceeds from sales of securities available for sale totaled $21.1 million, with gross gains of $156 thousand and gross losses of $5 thousand. During 2001, proceeds from sales of securities available for sale totaled $71.1 million, with gross gains of $120 thousand and gross losses of $225 thousand.

       As of September 30, 2003, the contractual maturity of debt securities available for sale (mortgage-backed securities are shown separately) at amortized cost and approximate fair value is as follows:

       ------------------------------------------------------------------------
                                                    AMORTIZED       APPROXIMATE
                                                       COST          FAIR VALUE
       ------------------------------------------------------------------------
                                                      (Dollars in thousands)
       MATURITY RANGES
         Within one year                           $  246,717       $  247,015
         After one year to five years                 106,462          107,270
         After five years to ten years                  5,345            5,628
         Over ten years                                 7,639            7,656
         Mortgage-backed securities                    33,197           34,364
       ------------------------------------------------------------------------
          Total                                    $  399,360       $  401,933
       ========================================================================

       Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

       Mortgage-backed securities available for sale consist entirely of direct pass-through Freddie Mac, Fannie Mae and Ginnie Mae securities.

       Other than U.S. government sponsored enterprise securities (securities issued by Freddie Mac or Fannie Mae), and securities issued by the Federal Home Loan Bank of New York, there were no securities of a single issuer that exceeded 10% of shareholders' equity at September 30, 2003 and 2002.

       The carrying value of securities available for sale pledged to secure borrowings, municipal deposits and for other purposes was approximately $191.0 million at September 30, 2003.

(5)    SECURITIES HELD TO MATURITY

       The amortized cost and approximate fair value of securities held to maturity as of September 30 are as follows:

                                                                          2003
       ---------------------------------------------------------------------------------------------------
                                                                     GROSS          GROSS
                                                    AMORTIZED      UNREALIZED    UNREALIZED    APPROXIMATE
                                                      COST           GAINS         LOSSES       FAIR VALUE
       ---------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
       Mortgage-backed securities                         661             47            --            708
       ---------------------------------------------------------------------------------------------------
          Total securities held to maturity           $   661        $    47        $   --        $   708
       ===================================================================================================


                                                                            2002
       ---------------------------------------------------------------------------------------------------
                                                                    GROSS          GROSS
                                                    AMORTIZED     UNREALIZED    UNREALIZED    APPROXIMATE
                                                       COST          GAINS         LOSSES       FAIR VALUE
       ---------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
       Mortgage-backed securities                        883             71            --            954
       ---------------------------------------------------------------------------------------------------
         Total securities held to maturity           $   883        $    71        $   --        $   954
       ===================================================================================================

       Mortgage-backed securities held to maturity consist entirely of direct pass-through Ginnie Mae securities. At September 30, 2003, $126 thousand of the mortgage-backed securities held to maturity have contractual maturities after one year but before five years. The remainder of the portfolio has contractual maturities after five years but before ten years.

(6)    NET LOANS RECEIVABLE

       A summary of net loans receivable at September 30 follows:

                                                                                            2003           2002
       -----------------------------------------------------------------------------------------------------------
                                                                                          (Dollars in thousands)
       Loans secured by real estate:
          Residential                                                                    $ 239,704      $ 300,776
          Commercial                                                                       356,688        298,995
          Construction                                                                      15,427         17,075
       -----------------------------------------------------------------------------------------------------------
           Total real estate loans                                                         611,819        616,846
       -----------------------------------------------------------------------------------------------------------
       Commercial business loans                                                           111,454        118,349
       -----------------------------------------------------------------------------------------------------------
       Home equity lines of credit                                                          28,045         14,796
       Other consumer loans                                                                  9,816         16,678
       -----------------------------------------------------------------------------------------------------------
          Total consumer loans                                                              37,861         31,474
       -----------------------------------------------------------------------------------------------------------
           Total gross loans                                                               761,134        766,669
       -----------------------------------------------------------------------------------------------------------
       Less:
          Unearned discount and net deferred fees and costs                                 (1,657)        (1,602)
          Allowance for loan losses                                                        (14,646)       (14,538)
       -----------------------------------------------------------------------------------------------------------
           Net loans receivable                                                          $ 744,831      $ 750,529
       ===========================================================================================================

       Non-performing loans at September 30 are as follows:

                                                                              2003           2002          2001
       ----------------------------------------------------------------------------------------------------------
                                                                                 (Dollars in thousands)
       Non-accrual loans                                                   $  2,166       $  2,097      $  3,249
       Restructured loans                                                       500             --            --
       ----------------------------------------------------------------------------------------------------------
           Total non-performing loans                                      $  2,666       $  2,097      $  3,249
       ==========================================================================================================

       Had the above non-accrual loans been on accrual status, or had the interest rate not been reduced with respect to the loans restructured in troubled debt restructurings, the additional interest that would have been earned was approximately $148 thousand, $123 thousand and $210 thousand for 2003, 2002 and 2001, respectively. There are no commitments to extend further credit on non-performing loans.

       Changes in the allowance for loan losses for the years ended September 30 were as follows:

                                                                              2003           2002          2001
       -----------------------------------------------------------------------------------------------------------
                                                                                     (Dollars in thousands)
       Balance at beginning of year:                                       $  14,538      $  14,333     $  11,891
          Provision charged to operations                                        560          1,166         1,498
          Allowance acquired                                                      --             --         2,184
          Loans charged-off                                                     (594)        (1,217)       (1,592)
          Recoveries on loans charged-off                                        142            256           352
       -----------------------------------------------------------------------------------------------------------
       Balance at end of year                                              $  14,646      $  14,538     $  14,333
       ============================================================================================================

       At September 30, 2003 and 2002, the recorded investment in loans that are considered to be impaired totaled $1.6 million and $819 thousand, respectively, for which the related allowance for loan losses was $44 thousand and $60 thousand, respectively. As of September 30, 2003 and 2002, there were no impaired loans which did not have an allowance for loan loss. The average recorded investment in impaired loans for the years ended September 30, 2003,

       2002 and 2001 was $677 thousand, $978 thousand and $1.6 million, respectively. The total interest income that would have been recognized on impaired loans during the period of impairment was approximately $49 thousand, $86 thousand and $95 thousand for 2003, 2002 and 2001, respectively. Interest income on impaired loans recognized on the cash basis during the period of impairment was not significant in any year.

       Certain executive officers, directors and associates of such persons were customers of and had other transactions with the Company in the ordinary course of business. At September 30, 2003 and 2002, total loans outstanding to such persons aggregated $34.6 million and $32.2 million, respectively. The following table illustrates the activity regarding such loans during fiscal 2003:

                                                                                                      2003
       ------------------------------------------------------------------------------------------------------------
                                                                                              (Dollars in thousands)
       Balance at September 30, 2002:                                                              $  32,228
          Advances from modifications of credit                                                        5,888
          Purchased from participating investors                                                       2,880
          Sold to participating investors                                                             (2,853)
          Principal paydowns                                                                          (3,518)
       ------------------------------------------------------------------------------------------------------------
       Balance at September 30, 2003:                                                              $  34,625
       ============================================================================================================

       Loans to these parties were made in the ordinary course of business, at the Company's normal credit terms, including interest rate and collateral, as those prevailing at the time for comparable transaction with others.

(7)    ACCRUED INTEREST RECEIVABLE

       Accrued interest receivable consists of the following at September 30:

                                                                                             2003           2002
       ------------------------------------------------------------------------------------------------------------
                                                                                             (Dollars in thousands)
       Loans                                                                               $  3,387       $  3,830
       Securities available for sale                                                          2,472          2,293
       Securities held to maturity                                                               4              6
       ------------------------------------------------------------------------------------------------------------
          Total accrued interest receivable                                                $  5,863       $  6,129
       =================================================================================-==========================

(8)    OTHER REAL ESTATE OWNED

       Other real estate owned at September 30 consists of the following:

                                                                                            2003           2002
       -----------------------------------------------------------------------------------------------------------
                                                                                            (Dollars in thousands)
       Commercial properties                                                               $   287        $   125
       Residential properties (1-4 family)                                                     129            227
       -----------------------------------------------------------------------------------------------------------
          Total other real estate owned                                                    $   416        $   352
       ===========================================================================================================

(9)    PREMISES AND EQUIPMENT, NET

       A summary of premises and equipment at September 30 is as follows:

                                                                                           2003           2002
       -----------------------------------------------------------------------------------------------------------
                                                                                          (Dollars in thousands)
       Land                                                                              $  2,996       $  2,996
       Buildings                                                                           16,359         16,191
       Furniture, fixtures and equipment                                                    9,197          9,065
       Leasehold improvements                                                               3,273          3,459
       Construction in progress                                                               765            285
       -----------------------------------------------------------------------------------------------------------
          Gross premises and equipment                                                     32,590         31,996
       Less accumulated depreciation and amortization                                     (16,724)       (15,728)
       -----------------------------------------------------------------------------------------------------------
           Premises and equipment, net                                                   $ 15,866      $  16,268
       ===========================================================================================================

       Depreciation and amortization expense on premises and equipment was approximately $1.3 million, $1.6 million and $1.5 million for the years ended September 30, 2003, 2002 and 2001, respectively.

(10)   INVESTMENT IN REAL ESTATE PARTNERSHIPS

       In May 2002, the Company invested $5.8 million in a real estate joint venture, organized as a limited liability company. Since the Company controls the venture through its majority ownership, the Company has reported the joint venture as a consolidated subsidiary in its financial statements. Included in the Company's consolidated statement of financial condition at September 30, 2003, is the joint venture's $17.0 million investment in a multi-tenant retail shopping plaza located in the Company's market area, as well as certain prepaid expenses and mortgage escrows, which are not significant. Furthermore, the financial statements include the joint venture's non-recourse mortgage debt of $12.3 million (included in long-term debt) and the other partners' minority interest (included in other liabilities). The mortgage debt had an original term of 30 years at a fixed rate of 7.48% and has approximately 25 years remaining.

       In addition, the Company has an interest in another partnership, which owns several commercial office buildings in the Company's market area and which is accounted for using the equity method. At September 30, 2003 and 2002, the investment in the partnership had a carrying value of $2.4 million and $2.2 million, respectively.

(11)   GOODWILL AND OTHER INTANGIBLE ASSETS

       The following table reconciles reported net income as if the provisions of SFAS No. 142 were in effect during the year ended September 30, 2001:

                                                                                       2001
       ----------------------------------------------------------------------------------------
                                             (Dollars in thousands, except per share amounts)
       Reported net income                                                         $   9,074
          Add: Goodwill amortization (non-tax deductible)                              1,437
       ----------------------------------------------------------------------------------------
       Net income, as adjusted                                                     $  10,511
       ========================================================================================
       Reported basic earnings per share                                           $    0.95
          Add: Goodwill amortization (non-tax deductible)                               0.15
       ----------------------------------------------------------------------------------------
       Basic earnings per share, as adjusted                                       $    1.10
       ========================================================================================
       Reported diluted earnings per share                                         $    0.92
          Add: Goodwill amortization (non-tax deductible)                               0.14
       ----------------------------------------------------------------------------------------
       Diluted earnings per share, as adjusted                                     $    1.06
       ========================================================================================

       The net carrying amount of the core deposit intangibles was $265 thousand (gross amount of $700 thousand, net of accumulated amortization of $435 thousand) as of September 30, 2003. Amortization expense related to the core deposit intangibles was $48 thousand for each of the years ended September 30, 2003, 2002 and 2001. Estimated amortization expense for each of the next five years is $48 thousand per year, and $25 thousand thereafter.

(12)   DEPOSITS

       A summary of deposits at September 30 is as follows:

                                                                                                   2003           2002
       -------------------------------------------------------------------------------------------------------------------
                                                                                                  (Dollars in thousands)
       Savings accounts (0.50% to 4.46% for 2003 and 1.73% to 4.46% for 2002)                    $ 275,426      $ 271,632
       -------------------------------------------------------------------------------------------------------------------
       Time deposits:
          0.86% to 0.99%                                                                             3,781          1,175
          1.00% to 1.99%                                                                           162,561         41,790
          2.00% to 2.99%                                                                            35,016        152,167
          3.00% to 3.99%                                                                            15,790         31,084
          4.00% to 4.99%                                                                             9,275         39,409
          5.00% to 5.99%                                                                            12,970         23,982
          6.00% to 6.99%                                                                             4,091          7,362
       -------------------------------------------------------------------------------------------------------------------
           Total time deposits                                                                     243,484        296,969
       -------------------------------------------------------------------------------------------------------------------
       Money market accounts (1.00% to 1.25% for 2003 and 1.24% to 1.85% for 2002)                 225,561        108,635
       Interest bearing checking accounts (0.50% for 2003 and 0.65% to 1.01% for 2002)             141,896        124,319
       Non interest bearing checking accounts                                                       80,649         81,413
       -------------------------------------------------------------------------------------------------------------------
           Total transaction accounts                                                              448,106        314,367
       -------------------------------------------------------------------------------------------------------------------
            Total deposits                                                                       $ 967,016      $ 882,968
       ===================================================================================================================

       The contractual maturities of time deposits for the years subsequent to September 30, 2003 are as follows:

       YEARS ENDING SEPTEMBER 30,                                  (Dollars in
                                                                    thousands)
       -----------------------------------------------------------------------
          2004                                                      $ 193,438
          2005                                                         29,360
          2006                                                         12,545
          2007                                                          4,153
          2008                                                          3,914
          2009 and thereafter                                              74
       -----------------------------------------------------------------------
           Total                                                    $ 243,484
       =======================================================================

       Individual time deposits with a balance of $100 thousand or greater totaled approximately $35.5 million and $59.7 million at September 30, 2003 and 2002, respectively.

       Interest expense on deposits and escrow accounts for the years ended September 30 consisted of the following:

                                                                           2003           2002          2001
       --------------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
       Time accounts                                                     $  7,063      $  11,691     $  16,954
       Savings accounts                                                     3,118          5,101         6,538
       Money market accounts                                                2,251          1,496           885
       Interest bearing checking accounts                                     863          1,176         2,258
       Escrow accounts                                                         59             81            94
       --------------------------------------------------------------------------------------------------------
          Total interest expense on deposits and escrow                 $  13,354      $  19,545     $  26,729
       ========================================================================================================

(13)   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SHORT-TERM BORROWINGS

       Short-term borrowings represent borrowings with original maturities of one year or less. A summary of securities sold under agreements to repurchase and short-term borrowings as of September 30 and for the years then ended is presented below:

                                                                           2003           2002          2001
       --------------------------------------------------------------------------------------------------------
                                                                                 (Dollars in thousands)
       Securities sold under agreements to repurchase:
          Balance at September 30                                       $  34,500      $ 134,872     $  12,971
          Maximum month-end balance                                        34,500        134,872        14,628
          Average balance during the year                                  11,358         13,468        12,865
          Average rate during the year                                       5.02%          5.12%         5.41%
          Weighted-average rate at September 30                              2.24%          2.16%         4.81%
       Short-term borrowings:
          Balance at September 30                                       $  65,000      $      --     $ 100,000
          Maximum month-end balance                                        65,000         33,800       110,000
          Average balance during the year                                  16,240         22,334        37,925
          Average rate during the year                                       1.36%          3.03%         6.17%
          Weighted-average rate at September 30                              1.33%            --          4.14%
       Average aggregate borrowing rate during the year                      2.91%          3.82%         5.98%
       --------------------------------------------------------------------------------------------------------

       All securities repurchase agreements at September 30, 2003 mature within thirty days, except for $10.0 million with the FHLB, which can be called quarterly, but mature in 2008. As of September 30, 2003, there was approximately $129 thousand of accrued interest payable on the repurchase agreements. The fair value of the securities subject to the repurchase agreements was approximately $46.2 million at September 30, 2003, plus accrued interest receivable of approximately $96 thousand.

       The Company has established overnight and term lines of credit with the FHLB and other correspondent banks. If advanced, FHLB lines of credit will be collateralized by qualifying loans, securities and FHLB stock. Total credit under FHLB lines was approximately $100.0 million, $50 million of which was available at September 30, 2003 as the Company used $50 million of the overnight line of credit at that date. Participation in the FHLB borrowing programs requires an investment in FHLB stock. The recorded investment in FHLB stock, included in securities available for sale on the consolidated statements of financial condition, amounted to $7.7 million and $5.2 million at September 30, 2003 and 2002, respectively.

(14)   LONG-TERM DEBT

       At September 30, 2003, long-term debt included borrowings of $94.9 million from the FHLB and $12.3 million of non-recourse mortgage debt related to the Company's real estate joint venture investment. Of the $94.9 million of FHLB borrowings, $84.9 million have fixed interest rates, with the interest rate on the remaining $10.0 million tied to LIBOR, adjusted monthly. The weighted-average contractual maturity of the fixed rate FHLB borrowings is 3.6 years with a weighted-average interest rate of 4.12%. The mortgage debt had an original term of 30 years at a fixed rate of 7.48% and has approximately 25 years remaining.

       The following table sets forth the contractual maturities of the long-term debt as of September 30, 2003:

       YEARS ENDING SEPTEMBER 30,                                 (Dollars in
                                                                   thousands)
       ------------------------------------------------------------------------
          2004                                                    $  20,585
          2005                                                       20,615
          2006                                                       10,644
          2007                                                       10,675
          2008                                                       30,705
          2009 and thereafter                                        14,006
       ------------------------------------------------------------------------
           Total                                                  $ 107,230
       ========================================================================

       As of September 30, 2003, the limit on the Savings Bank's total borrowings was 25% of total assets, or approximately $299.6 million, and the Savings Bank had $154.9 million of outstanding advances (both short- and long-term) from the FHLB.

       Collateral for the FHLB long-term borrowings at September 30, 2003 includes a blanket lien on general assets of the Company and approximately $13.8 million of specifically pledged securities. Collateral for the mortgage debt is a lien on the underlying commercial property.

(15)   INCOME TAXES

       The components of income tax expense for the years ended September 30 are as follows:

                                                   2003           2002          2001
       -------------------------------------------------------------------------------
                                                       (Dollars in thousands)
       Current tax expense:
          Federal                               $  6,823       $  4,088      $  2,575
          State                                    1,230            716           515
       Deferred tax (benefit) expense             (1,733)         1,634         1,186
       -------------------------------------------------------------------------------
          Total income tax expense              $  6,320       $  6,438      $  4,276
       ===============================================================================

       The following is a reconciliation of the expected income tax expense and the actual income tax expense for the years ended September 30. The expected income tax expense has been computed by applying the federal statutory tax rate to income before income tax expense:

                                                                                      2003           2002          2001
       -------------------------------------------------------------------------------------------------------------------
                                                                                           (Dollars in thousands)
       Income tax expense at applicable Federal statutory rate                      $  6,692       $  6,873      $  4,540
       Increase (decrease) in tax expense resulting from:
          Tax-exempt income                                                           (1,660)        (1,497)       (1,309)
          Non-deductible portion of ESOP expense                                         464            427           159
          Non-deductible goodwill amortization                                            --             --           489
          Non-deductible merger related costs                                            174             --            --
          State income tax expense, net of Federal benefit                               732            737           485
          Other, net                                                                     (82)          (102)          (88)
       -------------------------------------------------------------------------------------------------------------------
           Income tax expense                                                       $  6,320       $  6,438      $  4,276
       ===================================================================================================================
           Effective tax rate                                                           33.1%          32.8%         32.0%
       -------------------------------------------------------------------------------------------------------------------

       The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30 are presented below:

                                                                                                    2003           2002
       -------------------------------------------------------------------------------------------------------------------
                                                                                                   (Dollars in thousands)
       Deferred tax assets:
          Allowance for loan losses                                                               $  5,757       $  5,631
          Charitable contribution carryforward                                                       2,016          2,814
          Accrued expenses                                                                           2,817          2,579
          Purchase accounting adjustments, net                                                          --             97
          Depreciation                                                                                 249            161
          Deferred compensation                                                                      1,766          1,433
          Other                                                                                         91             72
       -------------------------------------------------------------------------------------------------------------------
           Total deferred tax assets                                                                12,696         12,787
       -------------------------------------------------------------------------------------------------------------------
       Deferred tax liabilities:
          Prepaid pension                                                                           (1,363)        (1,489)
          Prepaid expenses                                                                            (411)          (349)
          Net deferred loan origination fees                                                           (97)          (218)
          Purchase accounting adjustments, net                                                        (219)            --
          Mortgage servicing rights                                                                   (256)          (284)
          Income of subsidiaries not consolidated for tax                                             (226)        (2,057)
          Other                                                                                         (3)            (2)
       -------------------------------------------------------------------------------------------------------------------
           Total deferred tax liabilities                                                           (2,575)        (4,399)
       -------------------------------------------------------------------------------------------------------------------
       Net deferred tax asset at end of year                                                        10,121          8,388
       Net deferred tax asset at beginning of year                                                   8,388         10,022
       -------------------------------------------------------------------------------------------------------------------
          Change in net deferred tax asset                                                           1,733         (1,634)
       ===================================================================================================================

       In addition to the deferred tax assets and liabilities described above, the Company had a deferred tax liability of $1.1 million and $2.1 million at September 30, 2003 and 2002, respectively, related to the net unrealized gain on securities available for sale.

       The Company's tax deduction for charitable contributions is subject to limitations based on a percentage of taxable income. Contributions in excess of this limitation are carried forward and may be deducted in one or more of the succeeding five tax years. As a result of the cash contributions to The Troy Savings Bank Charitable Foundation, as well as the contribution of common stock to the Troy Savings Bank Community Foundation, at September 30, 2003, the Company had unused charitable contribution carryforwards of approximately $5.0 million. The carryforwards are available for deduction through 2006.

       Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. Based on the temporary taxable items, historical taxable income, estimates of future taxable income, as well as available tax planning strategies, the Company believes it is more likely than not that the deferred tax assets at September 30, 2003 will be realized.

       As a thrift institution, the Savings Bank is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. Tax bad debt reserves consist of a defined "base-year" amount, plus additional amounts ("excess reserves") accumulated after the base year. Deferred tax liabilities are recognized with respect to such excess reserves, as well as any portion of the base-year amount that is expected to become taxable (or "recaptured") in the foreseeable future. Federal tax laws include a requirement to recapture into taxable income (over a six-year period) the Federal bad debt reserves in excess of the base-year amounts. The Savings Bank has established a deferred tax liability with respect to such excess Federal reserves. New York State tax laws designate all state bad debt reserves as the base-year amount.

       Deferred tax liabilities have not been recognized with respect to the Federal base-year reserve of $11.6 million and "supplemental" reserve (as defined) of $1.0 million at September 30, 2003, and the state base-year reserve of $28.1 million at September 30, 2003, since the Company does not expect that the base-year reserves will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of these reserves include (i) redemption of the Savings Bank's stock or certain excess distributions by the Savings Bank to the Parent Company, and (ii) failure of the Savings Bank to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York State tax purposes. The unrecognized deferred tax liability at September 30, 2003 with respect to the Federal base-year reserve and supplemental reserve was $4.1 million and $350 thousand, respectively. The unrecognized deferred tax liability at September 30, 2003 with respect to the state base-year reserve was approximately $1.4 million (net of Federal benefit).

(16)   EARNINGS PER SHARE

       The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the years ended September 30 (all share and per share amounts have been restated to reflect the 5% stock dividend issued on March 29, 2002):

                                                                                      2003           2002          2001
       -------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands except share and per share data)
       Net income                                                                  $  12,799      $  13,199      $  9,074
       -------------------------------------------------------------------------------------------------------------------
       Weighted average common shares outstanding                                  8,446,152      9,008,124     9,529,404
          Dilutive effect of potential additional common shares                      529,815        561,190       356,118
       -------------------------------------------------------------------------------------------------------------------
       Weighted average common shares assuming dilution                            8,975,967      9,569,314     9,885,522
       ===================================================================================================================
       Basic earnings per share                                                     $   1.52       $   1.47      $   0.95
       Diluted earnings per share                                                       1.43           1.38          0.92


       Dilutive shares include the Company's stock options and restricted stock awards and represent the number of incremental shares outstanding computed using the treasury stock method.

(17)   EMPLOYEE BENEFIT PLANS

       The Company maintains a non-contributory pension plan with Retirement System Group, Inc. covering substantially all its full-time employees. The benefits have generally been computed as 2.00% of the highest three year average annual earnings (as defined by the plan) multiplied by years of credited service, subject to various caps and adjustments as provided for in the plan. Effective May 1, 2001, the Plan was amended to decrease the rate to 1.67% from 2.00% for service after April 30, 2001. The amounts contributed to the plan are determined annually on the basis of
       (a) the maximum amount that can be deducted for federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

       The following table sets forth the pension plan's funded status and amounts recognized in the Company's consolidated financial statements at September 30:

                                                                                                    2003           2002
       -------------------------------------------------------------------------------------------------------------------
                                                                                                   (Dollars in thousands)
       Reconciliation of projected benefit obligation:
          Obligation at beginning of year                                                        $  21,319      $  18,666
           Service cost                                                                                715            621
           Interest cost                                                                             1,397          1,335
           Benefit payments                                                                           (898)          (904)
           Actuarial loss                                                                              951          1,489
           Plan amendments                                                                              --            112
       -------------------------------------------------------------------------------------------------------------------
          Obligation at end of year                                                              $  23,484      $  21,319
       ===================================================================================================================
       Reconciliation of fair value of plan assets:
          Fair value of plan assets at beginning of year                                         $  18,933      $  18,529
           Actual gain (loss) on plan assets                                                         2,213         (2,327)
           Benefit payments                                                                           (898)          (904)
           Employer contributions                                                                      930          3,635
       -------------------------------------------------------------------------------------------------------------------
          Fair value of plan assets at end of year                                               $  21,178      $  18,933
       ===================================================================================================================
       Reconciliation of funded status:
          Funded status at end of year                                                           $  (2,306)     $  (2,386)
          Unrecognized net actuarial loss                                                            6,942          7,027
          Unrecognized prior service cost                                                              202            261
       -------------------------------------------------------------------------------------------------------------------
           Prepaid pension cost at end of year                                                   $   4,838      $   4,902
       ===================================================================================================================

       Net periodic pension cost that was recognized in the Company's consolidated statements of income for the years ended September 30 included the following components:

                                                                                      2003           2002          2001
       -------------------------------------------------------------------------------------------------------------------
                                                                                           (Dollars in thousands)
       Service cost                                                                  $   715        $   621       $   637
       Interest cost                                                                   1,397          1,335         1,173
       Expected return on plan assets                                                 (1,686)        (1,658)       (1,715)
       Net amortization and deferral                                                     568             47           (66)
       -------------------------------------------------------------------------------------------------------------------
          Net periodic pension cost                                                  $   994        $   345       $    29
       ===================================================================================================================

       The actuarial assumptions used in determining the actuarial present value of the projected benefit obligations as of September 30 were as follows:

                                                                                       2003           2002          2001
       -------------------------------------------------------------------------------------------------------------------
       Discount rate                                                                   6.25%          6.63%         7.25%
       Long-term rate of return                                                        9.00%          9.00%         9.00%
       Salary increase rate                                                            3.50%          4.00%         4.50%


       The Company maintains a 401(k) savings plan covering all salaried and commissioned employees who become eligible to participate upon attaining the age of twenty-one and completing one year of service. Participants may contribute from 2% to 15% of their compensation. The Company does not match participants' contributions.

       The Company has established a self-funded employee welfare benefit plan to provide health care coverage (hospital, medical, major medical and prescription drug) for eligible employees, retirees and their dependents that enroll in the plan. An unrelated company administers this self-insurance program. Under the terms of the self-insurance program, the Company could incur up to a maximum of approximately $1.5 million for the cost of covered claims for the plan year ending December 31, 2003. The Company has purchased an insurance policy to cover the next $1.0 million of claims in excess of the maximum. In addition, the policy has a maximum cost for individual claims of $100 thousand. Any claims in excess of $2.5 million are self-insured by the Company.

       The Company provides certain medical, dental and life insurance benefits for retired employees (post-retirement benefits). Substantially all of the Company's employees will become eligible for those benefits if they reach normal retirement age while working for the Company and have the required years of service. Effective May 1, 2003, the Plan was frozen and does not admit any new employees hired after May 1, 2003. Additionally, effective May 1, 2003 spouses of eligible retirees are not eligible, except for a closed group of retirees. Furthermore, effective May 1, 2003, the Company's share of the premium was set at 2% per year of service up to 32.5 years (65% maximum), and the Company's cost per participant was capped at $3,500 per year except for a closed group of retirees and spouses.

       The following table sets forth the post-retirement benefit plan's funded status and amounts recognized in the Company's consolidated financial statements at September 30:

                                                                                                    2003           2002
       -------------------------------------------------------------------------------------------------------------------
                                                                                                   (Dollars in thousands)
       Reconciliation of accumulated post-retirement benefit obligation:
          Obligation at beginning of year                                                         $  4,489       $  3,936
           Service cost                                                                                 94            105
           Interest cost                                                                               276            275
           Benefit payments                                                                           (332)          (308)
           Actuarial loss                                                                              553            481
           Plan amendments                                                                            (912)            --
       -------------------------------------------------------------------------------------------------------------------
          Obligation at end of year                                                               $  4,168       $  4,489
       ===================================================================================================================
       Reconciliation of funded status:
          Unfunded post-retirement benefit obligation                                             $ (4,168)      $ (4,489)
          Unrecognized transition obligation                                                           743          1,760
          Unrecognized net actuarial loss (gain)                                                       380           (174)
       -------------------------------------------------------------------------------------------------------------------
           Accrued post-retirement benefit liability                                              $ (3,045)      $ (2,903)
       ===================================================================================================================

       Net periodic post-retirement benefit cost recognized in the Company's consolidated statements of income for the years ended September 30 included the following components:

                                                                                       2003           2002          2001
       -------------------------------------------------------------------------------------------------------------------
                                                                                             (Dollars in thousands)
       Service cost                                                                  $    94        $   105       $    97
       Interest cost                                                                     276            275           283
       Amortization of transition obligation                                             105            136           136
       Amortization of unrecognized gain                                                  --            (21)           (5)
       -------------------------------------------------------------------------------------------------------------------
          Net periodic post-retirement benefit cost                                  $   475        $   495       $   511
       ===================================================================================================================



       The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 6.25%, 6.63% and 7.25% as of September 30, 2003, 2002 and 2001, respectively.

       For measurement purposes in fiscal 2003, a 10.0% annual rate of increase in the per capita cost of covered medical costs was used; dental costs were assumed to increase 3.0% annually. In future years, medical costs were assumed to trend down gradually to an annual rate of 3.75% in fiscal 2010 and thereafter. The medical and dental cost trend rate assumptions have a significant effect on the amounts reported. To illustrate, increasing the assumed medical and dental cost trend rates one percentage point in each year would increase the accumulated post-retirement benefit obligation as of September 30, 2003 by approximately $158 thousand (3.8%), and increase the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for fiscal 2003 by approximately $37 thousand (10.1%). Decreasing the assumed medical and dental cost trend rates one percentage point in each year would decrease the accumulated post-retirement benefit obligation as of September 30, 2003 by approximately $391 thousand (9.4%), and decrease the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for fiscal 2003 by approximately $33 thousand (8.9%).

       On March 31, 1999, the Company adopted a supplemental retirement and benefit restoration plan for certain executive officers to restore certain benefits that may be reduced due to Internal Revenue Service regulations and to provide supplemental benefits to selected participants in the ESOP who retire or otherwise terminate employment before the ESOP has repaid the loan it incurred to purchase the Company's common stock. The benefits under this plan are unfunded and as of September 30, 2003 and 2002, the accumulated benefit obligation was approximately $2.1 million and $1.8 million, respectively. At September 30, 2003 and 2002, the Company had an accrued benefit liability of $1.6 million and $1.1 million, respectively, related to this plan. The Company recorded an expense of approximately $469 thousand, $396 thousand and $301 thousand related to this plan during the years ended September 30, 2003, 2002 and 2001, respectively.

(18)   STOCK-BASED COMPENSATION PLANS

       Employee Stock Ownership Plan
       -----------------------------

       The Company established the ESOP in March 1999 in conjunction with the Company's initial public offering to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $9.7 million from the Company and used the funds to purchase, in the open market, approximately 8.0% of the shares issued in the offering, or 971,122 shares (1,019,678 shares as adjusted for the 5% stock dividend issued on March 29, 2002). The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of fifteen years. At September 30, 2003, the loan had an outstanding balance of $7.3 million and an interest rate of 7.00%. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made to the ESOP each plan year ending on December 31. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Shares released from the suspense account are allocated among participants at the end of the plan year principally based on compensation in the year of allocation. Unallocated ESOP shares are pledged as collateral on the loan and are reported as a reduction of shareholders' equity. The Company reports compensation expense equal to the average market price of the shares scheduled to be released at the end of the plan year. The Company recorded approximately $2.2 million, $2.1 million and $1.3 million of compensation expense related to the ESOP for the years ended September 30, 2003, 2002 and 2001, respectively.

       The ESOP shares as of September 30, 2003 were as follows
       --------------------------------------------------------------------
       Allocated shares                                            284,695
       Shares released for allocation                                   --
       Unallocated shares                                          703,616
       --------------------------------------------------------------------
          Total ESOP shares                                        988,311
       ====================================================================
       Market value of unallocated shares at September 30, 2003
          (dollars in thousands)                                $   24,662
       --------------------------------------------------------------------

       Long-Term Equity Compensation Plan
       ----------------------------------

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

       Under the LTECP, 1,274,597 shares (as adjusted for the 5% stock dividend issued on March 29, 2002) of authorized but unissued common stock are reserved for issuance upon option exercises. The Company also has the alternative to fund option exercises with treasury stock. Options under the LTECP may be either nonqualified stock options or incentive stock options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Options expire no later than ten years following the grant date and vest at a rate of 20% per year. The following is a summary of the Company's stock option plan as of and for the years ended September 30:

                                                       2003                       2002                       2001
       --------------------------------------------------------------------------------------------------------------------
                                                             WEIGHTED                   WEIGHTED                  WEIGHTED
                                                             AVERAGE                    AVERAGE                   AVERAGE
                                                             EXERCISE                   EXERCISE                  EXERCISE
                                                 SHARES       PRICE        SHARES        PRICE        SHARES       PRICE
       --------------------------------------------------------------------------------------------------------------------
       Outstanding at beginning of year         992,419     $  10.61     1,058,885     $  10.49     1,056,159     $  10.30
          Granted                                16,500        27.18         9,863        24.73        48,825        14.38
          Exercised                             (81,119)       11.14       (74,250)       10.69       (21,486)       10.30
          Forfeited                              (8,013)       10.30        (2,079)       10.30       (24,613)       10.30
       --------------------------------------------------------------------------------------------------------------------
       Outstanding at end of year               919,787     $  10.87       992,419     $  10.61     1,058,885     $  10.49
       ====================================================================================================================
       Exercisable at end of year               466,679     $  10.32       330,337     $  10.33       184,824     $  10.30
       --------------------------------------------------------------------------------------------------------------------

       The following table summarizes information on the Company's stock options at September 30, 2003:

                                                                     OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
       --------------------------------------------------------------------------------------------------------------------
                                                                           WEIGHTED      WEIGHTED                   WEIGHTED
                                                                            AVERAGE      AVERAGE                    AVERAGE
                                                              OPTIONS      EXERCISE     REMAINING      OPTIONS      EXERCISE
       RANGE OF EXERCISE PRICES                             OUTSTANDING      PRICE     LIFE (YEARS)  EXERCISABLE     PRICE
       --------------------------------------------------------------------------------------------------------------------
       $10.30 to $12.50                                      863,529      $  10.30          6.0       464,106     $  10.30
       $12.51 to $15.00                                       24,150         13.17          7.2         2,100        12.98
       $15.01 to $20.00                                        7,245         18.01          7.7            --           --
       $20.01 to $25.00                                        2,363         20.38          8.1           473        20.38
       $25.01 to $27.31                                       22,500         26.89          9.1            --           --
       --------------------------------------------------------------------------------------------------------------------
          $10.30 to $27.31                                   919,787      $  10.87          6.1       466,679     $  10.32
       ====================================================================================================================

       Under the MRP, 509,839 shares (as adjusted for 5% stock dividend issued on March 29, 2002) of authorized but unissued shares are reserved for issuance. The Company also can fund the MRP with treasury stock. The fair market value of the shares awarded under the MRP are being amortized to expense on a straight-line basis over the five year vesting period of the underlying shares. Compensation expense related to the MRP was $1.1 million, $1.1 million and $976 thousand for the years ended September 30, 2003, 2002 and 2001, respectively. The remaining unearned compensation cost of $1.6 million was reported as unvested restricted stock awards, (a reduction of shareholders' equity) at September 30, 2003. Shares awarded under the MRP were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as an increase in additional paid-in capital.

       The following is a summary of the MRP plan as of and for the years ended September 30:

                                                        2003                      2002                      2001
       --------------------------------------------------------------------------------------------------------------------
                                                              WEIGHTED                   WEIGHTED                   WEIGHTED
                                                              AVERAGE                    AVERAGE                    AVERAGE
                                                               GRANT                      GRANT                      GRANT
                                                 SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
       --------------------------------------------------------------------------------------------------------------------
       Beginning of year                        310,062     $  11.53       387,326     $  10.61       466,898     $  10.30
          Granted                                 7,500        27.33        19,614        24.79        27,458        14.72
          Forfeited                              (7,815)       10.30          (788)       10.30       (13,650)       10.30
          Vested                                (99,340)       10.99       (96,090)       10.55       (93,380)       10.30
       --------------------------------------------------------------------------------------------------------------------
       End of year                              210,407     $  12.39       310,062     $  11.53       387,326     $  10.61
       ====================================================================================================================

(19)   COMMITMENTS AND CONTINGENT LIABILITIES

       Lease and Data Processing Obligations
       -------------------------------------

       The Company leases several banking office facilities under various non-cancelable operating leases. The leases expire (excluding renewal options) in various periods through 2013. In addition, in fiscal 2002 the Company entered into a data processing agreement, which expires in January 2007. The agreement does provide various termination options to the Company, which would reduce the minimum obligation due. Minimum commitments due under the leases and data processing agreement are as follows:

                                                                                                    DATA
            YEARS ENDING SEPTEMBER 30,                                              LEASES       PROCESSING
       ----------------------------------------------------------------------------------------------------
                                                                                     (Dollars in thousands)
       2004                                                                        $    716          1,164
       2005                                                                             453          1,164
       2006                                                                             252          1,164
       2007                                                                             210            374
       2008                                                                             144             --
       2009 and thereafter                                                              579             --
       ----------------------------------------------------------------------------------------------------

          Total                                                                    $  2,354       $  3,866
       ====================================================================================================

       Off-Balance-Sheet Financing and Concentrations of Credit
       --------------------------------------------------------

       The Company is a party to certain financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

       The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

       Contract amounts of financial instruments that represent potential future extensions of credit as of September 30 at fixed and variable interest rates are as follows:

                                                                                                  2003
       ------------------------------------------------------------------------------------------------------------------
                                                                                     FIXED        VARIABLE        TOTAL
        ------------------------------------------------------------------------------------------------------------------
                                                                                          (Dollars in thousands)
        Financial instruments whose contract amounts represent credit risk:
        Commitments outstanding:
          Residential mortgages                                                    $  5,403        $   554      $  5,957
          Commercial real estate and commercial business                                540         24,205        24,745
          Construction loans                                                            793         11,523        12,316
       ------------------------------------------------------------------------------------------------------------------
           Total                                                                      6,736         36,282        43,018
       ------------------------------------------------------------------------------------------------------------------
       Unused lines of credit:
          Home equity                                                                    --         18,608        18,608
          Commercial                                                                     --        105,189       105,189
          Overdraft                                                                      --          5,077         5,077
       ------------------------------------------------------------------------------------------------------------------
           Total                                                                         --        128,874       128,874
       ------------------------------------------------------------------------------------------------------------------
       Standby letters of credit                                                         --         15,693        15,693
       ------------------------------------------------------------------------------------------------------------------
                                                                                   $  6,736      $ 180,849     $ 187,585
       ==================================================================================================================

                                                                                                  2002
       ------------------------------------------------------------------------------------------------------------------
                                                                                    FIXED        VARIABLE        TOTAL
       ------------------------------------------------------------------------------------------------------------------
                                                                                          (Dollars in thousands)
       Financial instruments whose contract amounts represent credit risk:
       Commitments outstanding:
          Residential mortgages                                                   $   6,416      $   1,321     $   7,737
          Commercial real estate and commercial business                              6,004          4,735        10,739
          Construction loans                                                            152         29,981        30,133
       ------------------------------------------------------------------------------------------------------------------
           Total                                                                     12,572         36,037        48,609
       ------------------------------------------------------------------------------------------------------------------
       Unused lines of credit:
          Home equity                                                                    --          9,346         9,346
          Commercial                                                                     --         87,255        87,255
          Overdraft                                                                      --          5,822         5,822
       ------------------------------------------------------------------------------------------------------------------
           Total                                                                         --        102,423       102,423
       ------------------------------------------------------------------------------------------------------------------
       Standby letters of credit                                                         --         14,662        14,662
       ------------------------------------------------------------------------------------------------------------------
                                                                                  $  12,572      $ 153,122     $ 165,694
       ==================================================================================================================

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Company does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if any, required by the Company upon the extension of credit is based on management's credit evaluation of the customer. Mortgage and construction loan commitments are secured by a first lien on real estate. Collateral on extensions of credit for commercial loans varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial property.

       Commitments to extend credit may be written on a fixed rate basis exposing the Company to interest rate risk given the possibility that market rates may change between commitment and actual extension of credit.

       The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of customers and to guarantee the performance of customers to third parties. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $15.7 million at September 30, 2003 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of one year or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, 75% for real estate, and 100% for liquid assets, such as bank certificates of deposit. The Company had performance and financial standby letters of credit at September 30, 2003 of $15.1 million and $600 thousand, respectively. The fair value of the Company's standby letter of credits was not material at September 30, 2003.

       Certain residential mortgage loans are written on an adjustable rate basis and include interest rate caps, which limit annual and lifetime increases in the interest rates on such loans. Generally, adjustable rate residential mortgages have an annual rate increase cap of 2% and a lifetime rate increase cap of 5% to 6%. These caps expose the Company to interest rate risk should market rates increase above these limits. At September 30, 2003 and 2002, approximately $46.5 million and $54.5 million, respectively, of adjustable rate residential mortgage loans had interest rate caps.

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

       At September 30, 2003 and 2002, the Company had rate lock agreements (certain of which relate to loan applications for which no formal commitment has been made) and conventional mortgage loans held for sale amounting to approximately $6.6 million and $7.3 million, respectively.

       In order to reduce the interest rate risk associated with the portfolio of conventional mortgage loans held for sale, as well as outstanding loan commitments and uncommitted loan applications with rate lock agreements which are intended to be held for sale, the Company enters into mandatory forward sales commitments and option agreements to sell loans in the secondary market to unrelated investors. At September 30, 2003 and 2002, the Company had mandatory commitments and cancelable options to sell conventional fixed rate mortgage loans at set prices amounting to approximately $2.0 million and $4.0 million, respectively. The Company believes that it will be able to meet the mandatory commitments without incurring any material losses.

       Serviced Loans
       --------------

       Total loans serviced by the Company for unrelated third parties were approximately $122.5 million and $185.0 million at September 30, 2003 and 2002, respectively.

       Contingent Liabilities
       ----------------------

       In the ordinary course of business there are various legal proceedings pending against the Company. Based on consultation with outside counsel, management believes that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on the Company's consolidated financial statements.

       Concentrations of Credit
       ------------------------

       The Company grants commercial, consumer and residential loans primarily to customers throughout the eight New York State counties of Albany, Greene, Rensselaer, Saratoga, Schenectady, Schoharie, Warren and Washington.

       Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the real estate and construction related sectors of the economy.

       Reserve Requirement
       -------------------

       The Company is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $1.0 million at both September 30, 2003 and 2002.

       Liquidation Account and Dividend Restrictions
       ---------------------------------------------

       As part of the Savings Bank's conversion from a mutual savings bank to a stock savings bank, the Savings Bank established a liquidation account in an amount equal to the Savings Bank's total equity as of September 30, 1998, or $70.6 million. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Savings Bank after the conversion. The liquidation account is reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. the Savings Bank may not pay any dividends that would reduce shareholders' equity below the required liquidation account balance.

       The ability of the Savings Bank and the Commercial Bank to pay dividends to the Parent Company is subject to various restrictions. Under New York State Banking Law, dividends may be declared and paid only from the banks' respective net profits, as defined. The approval of the Superintendent of Banks of the State of New York is required if the total of all dividends declared in any year will exceed the net profit for the year plus the retained net profits of the preceding two years. The Savings Bank has earned $9.3 million in net profits in calendar year 2003, $3.3 million of which is available for distribution. The Commercial Bank has earned $2.2 million in net profits since its inception in July 2000, and has paid cash dividends of $1.9 million to the Parent Company; the balance is available for distribution.

(20)   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include goodwill, bank-owned life insurance, investment in real estate partnerships, deferred tax assets and liabilities and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates of fair value.

       In addition there are significant unrecognized intangible assets that are not considered, such as the value of core deposits and the Company's branch network.

       Short-term Financial Instruments
       --------------------------------
       The fair values of certain financial instruments are estimated to approximate their carrying values because the remaining term to maturity of the financial instrument is less than 90 days or the financial instrument reprices in 90 days or less. Such financial instruments include cash and cash equivalents, accrued interest receivable, accrued interest payable and official bank checks, which are included in other liabilities.

       Loans Held for Sale
       -------------------
       The estimated fair value of loans held for sale is determined by either using quoted market rates or, in the case where a firm commitment has been made to sell the loan, the firm committed price.

       Securities Available for Sale and Securities Held to Maturity
       -------------------------------------------------------------
       Securities available for sale and securities held to maturity are financial instruments which are usually traded in national markets, except for certain obligations of states and political subdivisions. Fair values are based upon market prices. If a quoted market price is not available for a particular security, the fair value is determined by reference to quoted market prices for securities with similar characteristics.

       Loans
       -----
       Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type including residential real estate, commercial real estate, construction, commercial loans and consumer loans.

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

       Deposit Liabilities
       -------------------
       The estimated fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings accounts, interest bearing checking accounts, money market accounts and mortgagors' escrow deposits, is regarded to be the amount payable on demand. The estimated fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities as compared to the cost of borrowing funds in the market.

       Securities Sold Under Agreements to Repurchase, Short-term Borrowings and
       -------------------------------------------------------------------------
        Long-term Debt
       ---------------
       The estimated fair value of securities sold under agreements to repurchase, short-term borrowings and long-term debt is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for borrowings with similar maturities.

       Commitments to Extend Credit, Unused Lines of Credit and Standby
       ----------------------------------------------------------------
       Letters of Credit
       -----------------
       The fair value of commitments to extend credit, unused lines of credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counter-parties. For fixed rate commitments to extend credit and unused lines of credit, fair value also considers the difference between current levels of interest rates and the committed rates. Based upon the estimated fair value of commitments to extend credit, unused lines of credit and standby letters of credit, there are no significant unrealized gains or losses associated with these financial instruments.

       Table of Financial Instruments
       ------------------------------
       The carrying values and estimated fair values of financial instruments as of September 30 were as follows:

                                                                             2003                         2002
       -----------------------------------------------------------------------------------------------------------------
                                                                    CARRYING      ESTIMATED      CARRYING      ESTIMATED
                                                                      VALUE       FAIR VALUE       VALUE      FAIR VALUE
       -----------------------------------------------------------------------------------------------------------------
                                                                                  (Dollars in thousands)
       FINANCIAL ASSETS
         Cash and cash equivalents                                 $  98,263      $  98,263     $  34,020     $  34,020
         Loans held for sale                                           1,182          1,182           891           891
         Securities available for sale                               414,265        414,265       394,067       394,067
         Securities held to maturity                                     661            708           883           954
         Loans                                                       759,477        763,171       765,067       788,842
           Less:  Allowance for loan losses                          (14,646)            --       (14,538)           --
       -----------------------------------------------------------------------------------------------------------------
           Net loans                                                 744,831        763,171       750,529       788,842
       -----------------------------------------------------------------------------------------------------------------
       Accrued interest receivable                                     5,863          5,863         6,129         6,129
       -----------------------------------------------------------------------------------------------------------------
       FINANCIAL LIABILITIES
         Deposits:
          Checking, savings, and money market                        723,532        723,532       585,999       585,999
          Time accounts                                              243,484        245,100       296,969       299,030
       Mortgagors' escrow accounts                                     1,527          1,527         1,575         1,575
       Securities sold under agreement to repurchase                  34,500         34,500       134,872       134,872
       Short-term borrowings                                          65,000         65,000            --            --
       Long-term debt                                                107,230        111,383        87,483        92,221
       Accrued interest payable                                          650            650           727           727
       Official bank checks                                           10,455         10,455         9,686         9,686
       -----------------------------------------------------------------------------------------------------------------

(21)   REGULATORY CAPITAL REQUIREMENTS

       FDIC regulations require institutions to maintain a minimum level of regulatory capital. At September 30, 2003 and 2002, banks were required to maintain a minimum leverage ratio of Tier I ("leverage" or "core") capital to adjusted quarterly average assets of 4.0%; and minimum ratios of Tier I capital and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. The Federal Reserve Board has also adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC. Prior to June 30, 2003, as part of the Commercial Bank's charter approval, the Commercial Bank had to maintain a tier 1 capital ratio of at least 8%. The Commercial Bank is no longer subject to this limitation.

       Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. The regulations establish a framework for the classification of institutions into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. Generally an institution is considered well capitalized if it has a Tier I capital ratio of at least 5.0% (based on total adjusted quarterly average assets); a Tier I risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

       The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weighting and other factors.

       As of September 30, 2003 and 2002, the Savings Bank, the Commercial Bank and the Company met all capital requirements to which they were subject. Also as of those dates, each of the Savings Bank, the Commercial Bank and the Company met the standards to be a well capitalized institution under the applicable regulations.

       The following is a summary of the actual capital amounts and actual and required capital ratios as of September 30 for the Savings Bank, the Commercial Bank and the consolidated Company:

                                                           ACTUAL CAPITAL                            REQUIRED RATIOS
       -------------------------------------------------------------------------------------------------------------------
                                                  2003                       2002               MINIMUM     CLASSIFICATION
       ------------------------------------------------------------------------------------      CAPITAL        AS WELL
                                           AMOUNT        RATIO        AMOUNT        RATIO       ADEQUACY      CAPITALIZED
       -------------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
       TIER 1 (LEVERAGE) CAPITAL:
       Savings Bank                       $100,695        9.37%     $ 90,249         8.69%        4.00%         5.00%
       Commercial Bank                      10,805        6.64%       10,488        13.22%        4.00%         5.00%
       Consolidated                        121,425        9.89%      123,400        10.98%        4.00%         5.00%
       -------------------------------------------------------------------------------------------------------------------
       TIER 1 RISK-BASED CAPITAL:
       Savings Bank                        100,695       13.28%       90,249        12.39%        4.00%         6.00%
       Commercial Bank                      10,805       27.96%       10,488        53.09%        4.00%         6.00%
       Consolidated                        121,425       15.35%      123,400        16.45%        4.00%         6.00%

       -------------------------------------------------------------------------------------------------------------------
       TOTAL RISK-BASED CAPITAL:
       Savings Bank                        110,260       14.54%       99,467        13.65%        8.00%        10.00%
       Commercial Bank                      10,811       27.98%       10,488        53.09%        8.00%        10.00%
       Consolidated                        131,419       16.61%      133,001        17.72%        8.00%        10.00%
       -------------------------------------------------------------------------------------------------------------------

(22)   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

       The following represents the Parent Company's statements of financial condition as of September 30, 2003 and 2002, and its statements of income and cash flows for each of the three years ended September 30, 2003. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto.

                                                                                                    AS OF SEPTEMBER 30,
       -------------------------------------------------------------------------------------------------------------------
       STATEMENTS OF FINANCIAL CONDITION                                                            2003           2002
       -------------------------------------------------------------------------------------------------------------------
                                                                                                   (Dollars in thousands)
       Assets
          Cash and cash equivalents                                                              $   4,554      $   4,064
          Securities available for sale                                                              1,812         10,946
          Loan receivable from ESOP                                                                  7,252          7,896
          Accrued interest receivable                                                                  407            479
          Other assets                                                                               1,378          1,461
          Investment in equity of subsidiary banks                                                 144,222        135,032
       -------------------------------------------------------------------------------------------------------------------
           Total assets                                                                          $ 159,625      $ 159,878
       ===================================================================================================================
       Liabilities and Shareholders' Equity
          Other liabilities and accrued expenses                                                 $   4,913      $   2,024
       -------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                               154,712        157,854
       -------------------------------------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity                                            $ 159,625      $ 159,878
       ===================================================================================================================


                                                                                       FOR THE YEARS ENDED SEPTEMBER 30,
       -------------------------------------------------------------------------------------------------------------------
       STATEMENTS OF INCOME                                                           2003           2002          2001
       -------------------------------------------------------------------------------------------------------------------
                                                                                             (Dollars in thousands)
       Interest and dividend income:
          Dividends from subsidiaries                                              $   7,292      $  25,986      $ 74,195
          Loan receivable from ESOP                                                      519            564           605
          Securities available for sale                                                  169            220           531
          Federal funds sold and interest-bearing deposits                                --             --            29
       -------------------------------------------------------------------------------------------------------------------
           Total interest and dividend income                                          7,980         26,770        75,360
       -------------------------------------------------------------------------------------------------------------------
       Net gains from securities transactions                                            632            117            62
       Other income                                                                       58            210           426
       -------------------------------------------------------------------------------------------------------------------
          Total non-interest income                                                      690            327           488
       -------------------------------------------------------------------------------------------------------------------
       Compensation and employee benefits                                                  7             --            65
       Professional, legal and other fees                                                106            267           238
       Printing, postage and telephone                                                    73             68            44
       Merger related costs                                                              497             --            --
       Other expenses                                                                  1,513            330           300
       -------------------------------------------------------------------------------------------------------------------
          Total non-interest expenses                                                  2,196            665           647
       -------------------------------------------------------------------------------------------------------------------
       Income before income taxes and effect of subsidiaries'
          earnings and distributions                                                   6,474         26,432        75,201
       Income tax (benefit) expense                                                     (211)           115           232
       Subsidiaries' earnings (in excess of) less than distributions                  (6,114)        13,118        65,895
       -------------------------------------------------------------------------------------------------------------------
          Net income                                                               $  12,799      $  13,199      $  9,074
       ===================================================================================================================

                                                                                      FOR THE YEARS ENDED SEPTEMBER 30,
       ------------------------------------------------------------------------------------------------------------------
                                                                                     2003           2002          2001
       ------------------------------------------------------------------------------------------------------------------
                                                                                          (Dollars in thousands)
       CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                $  12,799      $  13,199      $  9,074
        Adjustments to reconcile net income to net cash provided by operating activities:
          Subsidiaries' earnings (in excess of) less than distributions              (6,114)        13,118        65,895
          Net (accretion) amortization of securities                                      2             (8)           55
          Net gains from securities transactions                                       (632)          (117)          (62)
          Net gains on sale of other assets                                             (59)          (206)         (314)
          Decrease in accrued interest receivable                                        72             11           851
          Net (increase) decrease in other assets                                      (469)         3,323        (2,742)
          Net increase (decrease) in other liabilities and accrued expenses           3,043           (665)        1,059
       ------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                  8,642         28,655        73,816
       ------------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Net cash used in acquisition activity                                           --             --       (81,383)
         Proceeds from subsidiary for issuance of MRP shares,
           net of forfeitures                                                            90            478         5,088
         Investment in equity of subsidiary banks                                      (450)            --            --
         Proceeds from sales, maturities and calls of available
           for sale securities                                                       12,012          2,351        64,815
         Purchase of securities available for sale                                   (2,473)        (8,700)      (18,473)
         Principal payments on loan receivable from ESOP                                644            645           645
         Proceeds from sales of other assets                                            195            750         1,233
       ------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                        10,018         (4,476)      (28,075)
       ------------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash dividends paid on common stock                                         (5,882)        (4,604)       (3,237)
         Purchase of common stock for treasury                                      (13,191)       (19,371)      (13,927)
         Proceeds from stock options exercised                                          903            793           221
         Net decrease in payable to Savings Bank                                         --             --       (28,467)
       ------------------------------------------------------------------------------------------------------------------
           Net cash used in financing activities                                    (18,170)       (23,182)      (45,410)
       ------------------------------------------------------------------------------------------------------------------
       Net increase in cash and cash equivalents                                        490            997           331
       Cash and cash equivalens at beginning of year                                  4,064          3,067         2,736
       ------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of year                                   $   4,554      $   4,064      $  3,067
       ==================================================================================================================
        SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
         Adjustment of subsidiary banks' securities available for sale
            to fair value, net of tax                                             $  (1,519)     $     (23)     $  3,370
         Acquisition activity:
            Fair value of non-cash assets acquired                                       --             --         1,476
            Fair value of liabilities assumed                                            --             --           269
       ------------------------------------------------------------------------------------------------------------------

The Shareholders and the Board of Directors
Troy Financial Corporation:


We have audited the accompanying consolidated statements of condition of Troy Financial Corporation and subsidiaries (the "Company") as of September 30, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Troy Financial Corporation and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of October 1, 2001, and as a result ceased amortizing goodwill.

Albany, New York
November 7, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A. CONTROLS & PROCEDURES

        The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

        There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the Board of Directors' of Troy Financial at September 30, 2003. Also in the table is each person's age at October 31, 2003, the periods during which that person has served as a director of the Company or its subsidiary, The Troy Savings Bank ("Troy Savings"), and positions currently held with the Company.

                                           AGE AT           DIRECTOR        EXPIRATION        POSITIONS HELD WITH
DIRECTOR                              OCTOBER 31, 2003       SINCE            OF TERM           TROY FINANCIAL
--------                              ----------------      --------        -----------       -------------------
Daniel J. Hogarty                            64                1985             2006        Chairman of the Board,
                                                                                            President and Chief
                                                                                            Executive Officer
George H. Arakelian                          69                1988             2004        Director
Wilbur J. Cross                              61                2000             2006        Director
Richard B. Devane                            69                1970             2004        Director
Michael E. Fleming                           73                1980             2005        Director
Willie A. Hammet                             59                1990             2006        Director
Thomas B. Healy                              57                1995             2006        Director
Sister Maureen Joyce, RSM                    61                2002             2005        Director
Morris Massry                                74                2002             2005        Director
Edward G. O'Haire                            72                1979             2004        Director


Biographical Information
------------------------

Provided below is a brief description of the principal occupation for the past five years of each of Troy Financial's directors.

Daniel J. Hogarty, Jr. has been Chairman of the Board, President and Chief Executive Officer of Troy Financial since its formation in 1998. He joined Troy Savings in 1985 and has been Troy Savings' President, Chief Executive Officer and a trustee/director since that time. He also has served as the President, Chief Executive Officer and a director of The Troy Commercial Bank ("Troy Commercial") since its formation in July 2000. In addition, Mr. Hogarty serves as President and/or director of ten of Troy Savings' subsidiaries.

George H. Arakelian has been a Director of Troy Financial since its formation in 1998. He has served as a trustee/director of Troy Savings since 1988 and a director of Troy Commercial since its formation in July 2000. Mr. Arakelian is President and Chairman of the Board of Standard Manufacturing Co., Inc., a manufacturer of outerwear and sportswear located in Troy, New York.

Wilbur J. Cross has been a Director of Troy Financial and a director of Troy Savings since the Company acquired Catskill Financial Corporation in November 2000. Prior to the Catskill acquisition, Mr. Cross was the Chairman of the Board, President and Chief Executive Officer of Catskill Financial Corporation and its subsidiary, Catskill Savings Bank.

Richard B. Devane has been a Director of Troy Financial since its formation in 1998. He has served as a trustee/director of Troy Savings since 1970 and a director of Troy Commercial since its formation in July 2000. Mr. Devane is President of Devane's Inc., a carpet and flooring contractor, and is a real estate broker with Devane Realty, both of which are located in Troy, New York.

Michael E. Fleming, DDS has been a Director of Troy Financial since its formation in 1998. He has served as a trustee/director of Troy Savings since 1980 and a director of Troy Commercial since its formation in July 2000. Dr. Fleming is a retired orthodontist in Troy, New York.

Willie A. Hammett has been a Director of Troy Financial since its formation in 1998. He has served as a trustee/director of Troy Savings since 1990 and a director of Troy Commercial since its formation in July 2000. Mr. Hammett is Vice President of Student Services at Hudson Valley Community College located in Troy, New York.

Thomas B. Healy has been a Director of Troy Financial since its formation in 1998. He has served as a trustee/director of Troy Savings since 1995 and a director of Troy Commercial since its formation in July 2000. Since November 1996, Mr. Healy has been Senior Vice President of Investments at Prudential Securities, Inc., located in Albany, New York.

Sister Maureen Joyce, RSM, has been a Director of Troy Financial since 2002. Sister Joyce has served as Executive Director of Catholic Charities since 1990. Sister Joyce is currently a member of the boards of directors of Albany County Community Services, Community Loan Fund, DePaul Management, LaSalle School for Boys, St. Anne Institute, St. Catherine's Center for Children and St. Peter's Health Care Services. Prior to becoming executive director of Catholic Charities, Sister Joyce founded and directed Community Maternity Services, an organization formed to provide assistance to pregnant and parenting adolescents.

Morris Massry has been a Director of Troy Financial since 2002. Mr. Massry is a principal of Massry Realty. Mr. Massry is a member of the board of directors of Pointe Financial Corporation. Mr. Massry is also a member of the board of directors of Excelsior College, Proctors Theatre in Schenectady, Center for the Disabled and the University at Albany Foundation. Mr. Massry is the past president of St. Mary's Hospital Foundation, Daughter of Sarah Nursing Home, Doane Stuart School and the Troy Jewish Community Center.

Edward G. O'Haire has been a Director of Troy Financial since its formation in 1998. He has served as a trustee/director of Troy Savings since 1979 and a director of Troy Commercial since its formation in July 2000. Mr. O'Haire has served as President of Ryan & O'Haire Agency, Inc., an insurance agency, located in Troy, New York and presently continues as an insurance broker.

Executive Officers of Troy Financial
------------------------------------

The following table lists the executive officers of Troy Financial, which are the same as the executive officers of Troy Savings. They also hold officer positions with Troy Commercial. They are appointed annually and hold office until their respective successors are chosen and qualified or until their earlier death, resignation or removal from office. The following table shows information regarding the executive officers at September 30, 2003.

                                        AGE AT                    POSITIONS HELD WITH TROY FINANCIAL,
EXECUTIVE OFFICER                  OCTOBER 31, 2003                 TROY SAVINGS AND TROY COMMERCIAL
-----------------                  ----------------                 --------------------------------
Daniel J. Hogarty                         64               Chairman of the Board of Troy Financial; Director
                                                           of Troy Savings and Troy Commercial; President
                                                           and Chief Executive Officer of each entity
Kevin M. O'Bryan                          54               Senior Vice President and Secretary of each
                                                           entity; Chief Credit Officer of Troy Savings
David J. DeLuca                           51               Senior Vice President and Chief Financial Officer
                                                           of each entity
Michael C. Mahar                          56               Senior Vice President of each entity


The Company has adopted a code of ethics that applies to all executive officers, including its chief executive officer and chief financial officer. A copy of the code of ethics will be available at no charge to any person upon written request to:
                           Troy Financial Corporation
                                32 Second Street
                              Troy, New York 12180
                         Attn: Chief Financial Officer

Biographical Information
------------------------

Provided below is a brief description of the principal occupation for the past five years of each of Troy Financial's executive officers other than Mr. Hogarty. For information regarding Mr. Hogarty, see above "Biographical Information" for Directors of Troy Financial.

Kevin M. O'Bryan has been Senior Vice President and Secretary of Troy Financial since its formation in 1998. He joined Troy Savings in 1976 and is a Senior Vice President, Chief Credit Officer and Secretary of Troy Savings. Mr. O'Bryan's primary responsibilities include oversight of all of Troy Savings' lending departments. Prior to his appointment as Senior Vice President and Chief Credit Officer in 1992, Mr. O'Bryan held numerous positions in Troy Savings' commercial mortgage department. Mr. O'Bryan is also Senior Vice President and Secretary of Troy Commercial. In addition, Mr. O'Bryan is Secretary and Director of ten of Troy Savings' subsidiaries.

David J. DeLuca has been Senior Vice President and Chief Financial Officer of Troy Financial, Troy Savings and Troy Commercial since December 2000. He served as Vice President of Troy Savings from November 2000 to December 2000. He joined Troy

Savings when the Company acquired Catskill Financial Corporation in November 2000. From August 1996 to November 2000, Mr. DeLuca served as Vice President and Chief Financial Officer of Catskill Financial Corporation and its subsidiary, Catskill Savings Bank, and Treasurer of Catskill Financial Corporation. He is a certified public accountant.

Michael C. Mahar has been Senior Vice President of Troy Financial since its formation in 1998. He joined Troy Savings in 1988 and is a Senior Vice President of Troy Savings and Troy Commercial. Mr. Mahar's primary responsibilities include oversight of Troy Savings' retail banking, deposit services, sales and marketing, and operations.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash and certain other compensation paid by the Company for services rendered in all capacities during fiscal 2003, 2002 and 2001, to the President and Chief Executive Officer and all executive officers who received annual salary and bonus compensation in excess of $100,000 (the "named executive officers"). The Company has not granted any stock appreciation rights to its executive officers.

                                                    ANNUAL COMPENSATION                     LONG-TERM COMPENSATION AWARDS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     RESTRICTED          SECURITIES    ALL OTHER
NAME AND                                                                            STOCK AWARDS         UNDERLYING   COMPENSATION
 PRINCIPAL POSITIONS                       YEAR         SALARY            BONUS         (1)                OPTIONS        (2)
-----------------------------------------------------------------------------------------------------------------------------------
Daniel J. Hogarty, Jr.                     2003       $ 647,779(3)       $     --   $        --               --      $   62,193
   Chairman of the Board, President        2002         636,500(3)             --            --               --          51,882
   and Chief Executive Officer             2001         621,571(3)        175,000            --               --          34,133

Kevin M. O'Bryan                           2003       $ 194,923          $     --   $        --               --      $   65,618
   Senior Vice President, Secretary, and   2002         191,000                --            --               --          54,657
   Chief Lending Officer                   2001         185,400            30,000            --               --          34,962

David J. DeLuca                            2003       $ 177,029          $     --   $        --               --      $   38,324
   Senior Vice President and               2002         163,753                --        124,000(4)           --             306
   Chief Financial Officer                 2001         128,269            15,000        209,063(5)       26,250             306

Michael C. Mahar                           2003       $ 142,942          $     --   $         --              --      $   57,115
   Senior Vice President                   2002         140,000                --             --              --          47,794
                                           2001         128,750            30,000             --              --          27,761

(1) At September 30, 2003, the executive officers held the following shares of unvested restricted stock granted under the Company `s Long-Term Equity Compensation Plan: Mr. Hogarty, 50,820 shares with a value of $1,781,241; Mr. O'Bryan, 21,000 shares with a value of $736,050; Mr. DeLuca, 13,650 shares with a value of $478,433; and Mr. Mahar, 10,500 shares with a value of $368,025. All share and per share amounts have been adjusted for the 5% stock dividend distributed on March 29, 2002. The shares are valued based on the closing market price of the Company's Common Stock on the Nasdaq National Market of $35.05 on September 30, 2003.
(2) All other compensation includes life insurance premiums, allocable Employee Stock Ownership Plan ("ESOP") contributions, automobile allowances and country club dues, as applicable. Life insurance premiums for fiscal 2003, 2002 and 2001 were $1,188 and $414 for Messrs. Hogarty and O'Bryan, respectively; $414, $306, $306 for Mr. DeLuca, respectively; and $714, $504, $504 for Mr. Mahar, respectively. ESOP allocations in fiscal year 2003 were $57,354 for Mr. Hogarty, $56,059 for Mr. O'Bryan, $37,910 for Mr. DeLuca and $53,401 for Mr. Mahar. ESOP allocations for fiscal 2002 were $47,101 for Mr. Hogarty, $46,098 for Mr. O'Bryan and $44,290 for Mr. Mahar. ESOP allocations for fiscal 2001 were $29,374 for Mr. Hogarty, $27,548 for Mr. O'Bryan and $24,257 for Mr. Mahar. Mr. Deluca was not eligible to participate in the ESOP allocations in fiscal 2002 or 2001. Automobile allowances for Mr. Hogarty were $3,651 for fiscal 2003, $3,593 for fiscal 2002 and $3,571 for fiscal 2001. Automobile allowances for fiscal 2003, 2002 and 2001 were $3,000 for each year for Messrs. O'Bryan and Mahar. Country club dues for Mr. O'Bryan were $6,145 for fiscal 2003, $5,145 for fiscal 2002 and $4,000 for fiscal 2001.
(3) Includes deferred compensation for fiscal 2003 of $174,265, for fiscal 2002 $52,000 and for fiscal 2001 $143,000.
(4) Calculated based on the closing market price of the Company's Common Stock on the Nasdaq National Market of $23.62 on December 28, 2001, the grant date. The 5,250 shares of restricted stock granted to Mr. DeLuca vest in five annual installments beginning on December 28, 2002. All share and per share amounts have been adjusted for the 5% stock dividend distributed on March 29, 2002. Dividends are being paid on the restricted stock.
(5) Calculated based on the closing market price of the Company's Common Stock on the Nasdaq National Market of $13.27 on January 2, 2001, the grant date. The 15,750 shares of restricted stock granted to Mr. DeLuca vest in five annual installments beginning January 2, 2002. All share and per share amounts have been adjusted for the 5% stock dividend distributed on March 29, 2002. Dividends are being paid on the restricted stock.

Director Compensation

Effective January 2002, the Company implemented an annual retainer of $12,000 per non-employee director and reduced its monthly Board meeting fee to $1,000 from $1,375 per director. Furthermore, the Audit and Compensation committee fees were increased from $600 and $250, to $750 and $500, respectively. Directors of Troy Savings also participate in monthly loan and trust committee meetings. Fees for these meetings are $750 and $500, respectively. No separate fees are paid to directors in their role as directors of Troy Financial or Troy Commercial. In fiscal 2000, each of the non-employee directors of Troy Financial serving at October 1, 1999, received grants of 16,994 shares (as adjusted for 5% stock dividend issued March 29, 2002) of restricted Common Stock and an option to acquire 42,485 shares of Common Stock at an exercise price of $10.30 per share, the market value on the grant date. The restricted stock and option grants were under the Company's Long-Term Equity Compensation Plan, and vest in five annual installments beginning on October 1, 2000.

In addition, Troy Savings has implemented a Trustees Deferred Compensation Plan (the "Deferred Compensation Plan") that allows its directors to make pre-tax contributions to any of the following benefit accounts: retirement, education or fixed period. Retirement benefits can be paid in one lump sum payment, in installments for up to 10 years or as a life annuity. The payments may be deferred for up to 10 years beyond a participant's retirement date. Education accounts can be opened for up to four students, who are 13 years old or younger. Payments are made in four installments beginning after January 1 of the year in which the student turns 18. Fixed period distributions are made as soon as possible after January 1 of the year in which the account matures. The minimum maturity date is five years. Troy Savings retains the right to contribute additional funds to a participant's account. All amounts contributed to the Deferred Compensation Plan are always 100% vested. In the event of termination, death, or disability, a participant or his beneficiary will receive a lump sum payment distribution from his accounts. For calendar year 2003, Messrs. Arakelian and Healy elected to defer compensation.

OPTION GRANTS

There were no stock options granted to Troy Financial's named executive officers during the year ended September 30, 2003.

Option Exercises and Values

The following table shows the aggregate option exercises in fiscal 2003 and fiscal year-end option values.

                                                              NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                  SHARES                      UNDERLYING UNEXERCISED              IN-THE MONEY OPTIONS
                                 ACQUIRED                   OPTIONS AT FISCAL YEAR-END           AT FISCAL YEAR-END (1)
                                    ON         VALUE     ----------------------------------------------------------------
                                 EXERCISE     REALIZED      EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------------------
Daniel J. Hogarty, Jr.                --            --          160,650 / 107,100               $3,976,409 / $2,650,939
Kevin M. O'Bryan                  19,366     $ 331,197            21,269 / 33,600                   $526,450 / $831,667
David J. DeLuca                    5,250      $ 70,592                -- / 15,750                         -- / $342,975
Michael C. Mahar                      --            --            19,950 / 16,800                   $493,802 / $415,834
-------------------------------------------------------------------------------------------------------------------------

(1) Based on the closing price per share of the Company's Common Stock on the Nasdaq National Market of $35.05 on September 30, 2003, less the exercise price, of all exercisable and unexercisable stock options having an exercise price less than that closing price per share.

Employment Agreements

Troy Financial has entered into employment agreements with Messrs. Hogarty, O'Bryan, DeLuca and Mahar (the "Employment Agreements"). These Employment Agreements have an initial term of three years. Subject to annual review and approval by the Board of Directors, the Employment Agreements may be extended by written notice from Troy Financial to the executive for an additional consecutive 12-month period as of the first anniversary of the date of the Employment Agreements and every subsequent anniversary date of the Employment Agreements thereafter, unless the executive has given contrary written notice at least three months before any such renewal date. Pursuant to the Employment Agreements, the executives are entitled to a specified annual salary, plus annual cost of living and merit increases, discretionary bonuses, participation in all benefit and compensation plans and, except for Mr. DeLuca an automobile allowance. As of October 1, 2003, the base salaries for Messrs. Hogarty, O'Bryan, DeLuca and Mahar are $648,000, $195,000, $178,500 and $143,000,
respectively.

Troy Financial and Troy Savings may terminate an executive officer's employment at any time during the term of an Employment Agreement. Unless the termination is for "cause" (as defined in the Employment Agreement), Troy Financial and Troy Savings will be required to pay each executive officer three times his annual base salary plus bonus and the value of additional retirement benefits that the executive officer would have been entitled to receive under Troy Savings' qualified benefit plans and Supplemental Retirement and Benefit Restoration Plan ("Supplemental Plan") if the executive officer had continued to be employed for three years. These amounts will be paid in a lump sum.

Troy Financial and Troy Savings will also provide the terminated executive with insurance and other non-pension benefits, outplacement services, indemnification and director and officer liability insurance for three years.

In addition, following a termination without cause or if an executive officer terminates his employment agreement with "good reason" (as defined in the Employment Agreements), the executive officer will be fully vested, except to the extent limited by applicable regulations, in stock options, restricted stock, the Supplemental Plan and any other benefit that would otherwise be forfeited.

If the executive officer is subject to the federal excise tax imposed on excess parachute payments, Troy Financial and Troy Savings will pay to the executive officer a gross-up amount sufficient, after all taxes, to pay the excise tax and any interest and penalties. However, if making the gross-up payment would not produce a net after-tax benefit to the executive officer of at least $50,000 more than the amount the executive officer could receive without triggering the excise tax, the amounts payable to the executive officer will be reduced as necessary to avoid the excise tax.

After termination, the executive officer cannot be employed during a specified noncompetition period with a substantial competitor (as defined in the Employment Agreements) of Troy Savings or Troy Financial if the executive officer terminates his employment without consent and without good reason or if Troy Financial and Troy Savings terminate the officer's employment for cause.

The noncompetition period is one year or the remaining term of the agreement plus six months, whichever is less. The Employment Agreements also contain provisions relating to unauthorized disclosure of confidential information and return of written materials upon termination of employment.

Defined Benefit Pension Plan

Troy Savings maintains a non-contributory defined benefit pension plan covering substantially all of its full-time employees (the "Pension Plan"). A participant is 100% vested after five years of service, upon attaining normal retirement age or upon a change of control.

The normal retirement benefit (generally at age 65) is based on the participant's highest three-year average annual earnings during the participant's final 10-years of participation, subject to a limitation on the amount of compensation that can be taken into account under the Internal Revenue Code of 1986, as amended (the "IRC"). The annual benefit provided to a participant at normal retirement age is:

o 2% of average annual earnings, times years of credited service, up to 32.5 years, through April 30, 2001, and effective May 1, 2001, 1.67% for service after April 30, 2001, plus

o 4% of average annual earnings that exceed 50% of the Social Security wage base, times years of credited service, up to 30 years through April 30, 2001, and effective May 1, 2001, this provision was eliminated for all service after April 30, 2001.

An unreduced annual retirement benefit, calculated in the same manner as described above, will be provided to a participant who:

o is eligible for an early retirement benefit (generally age 60 with five years of service or age 55 with 10 years of service) and elects to defer the payment of the benefit to normal retirement age;

o has attained age 60 and completed 30 years of service, or attained age 62 and completed 25 years of service, and elects to receive payment of the benefit before normal retirement age; or

o    postpones annual benefits beyond normal retirement age.

If a participant begins receiving early retirement benefits before satisfying the foregoing age and service requirements, his benefits will be actuarially reduced.

The Pension Plan also provides a surviving spouse benefit if the participant dies before retirement or other termination of employment with a vested retirement benefit.

Supplemental Retirement and Benefit Restoration Plan

Troy Savings has implemented a non-tax qualified Supplemental Retirement and Benefit Restoration Plan (the "Supplemental Plan") to provide additional benefits to designated employees. Messrs. Hogarty, O'Bryan, DeLuca and Mahar participate in the Supplemental Plan. Participants receive additional retirement benefits that cannot be provided under Troy Savings' qualified retirement plans, because of limitations in effect under the Internal Revenue Code. In addition, the Supplemental Plan makes up for benefits lost under the Employee Stock Ownership Plan ("ESOP") allocation, if participants retire or otherwise terminate employment before the ESOP has repaid the funds it borrowed to purchase the Common Stock.

Each participant in the Supplemental Plan is entitled to an annual pension amount at age 65 equal to 65% of his average annual earnings (the "Pension Amount"), reduced by any amounts actually payable under the Pension Plan and an offset amount. No more than $500,000 of Mr. Hogarty's annual compensation will be counted. The benefit will be fully vested upon completion of five years of service, including service before adoption, and will be reduced in proportion to years of service if the participant retires or terminates employment before age
65. In the event of the participant's death, the Pension Amount (reduced by the death benefit payable under the Pension Plan) will be paid to his surviving spouse for life, beginning when the participant would have reached age 65. The Pension Amount will be actuarially reduced if benefits are paid before the participant attains age 65, unless the participant is eligible for an unreduced early retirement benefit under the Pension Plan, and will be reduced by the benefit payable at that time under the Pension Plan.

Each participant in the Supplemental Plan is also entitled to an annual defined contribution amount, based on the matching contribution Troy Savings would make to the 401(k) Plan, if any, if the participant made the maximum allowable pre-tax contribution, and there were no nondiscrimination limitations, reduced by the maximum matching contribution that could actually be made under such circumstances, but applying existing nondiscrimination provisions. Effective April 1, 1999, the Company discontinued matching contributions, so there is no benefit being accrued at this time.

Each participant in the Supplemental Plan is also entitled, at retirement or other termination of employment, to an additional benefit if shares have not been allocated under the ESOP because the ESOP has not repaid its loan. The benefit will be based on the number of shares of Common Stock that were allocated to the participant under the ESOP during the last plan year before the retirement, termination of employment or change of control, multiplied by the number of years remaining in the term of the ESOP loan. The vesting provisions of the ESOP apply to the ESOP replacement benefit.

Participants' rights to benefits under the Supplemental Plan are limited to those of general unsecured creditors of Troy Savings. Troy Savings may establish a trust to provide funds to pay benefits under the Supplemental Plan, but the assets of the trust will be subject to claims of Troy Savings' creditors in the event of insolvency and, if the trust invests in Troy Financial's Common Stock, Troy Savings will have the right to substitute other assets for the Common Stock.

The following table sets forth, as of September 30, 2003, estimated annual Supplemental Plan benefits, including benefits received under the Pension Plan, for individuals at age 65 for various levels of compensation. The figures in this table are based upon the assumption that the Supplemental Plan continues in its present form and do not reflect Social Security benefits and benefits payable under the ESOP.


                                                            YEARS OF SERVICE
        FINAL            -------------------------------------------------------------------------------------
    AVERAGE SALARY                 15               20               25               30               35
--------------------------------------------------------------------------------------------------------------
       $125,000               $   37,088       $   49,588       $   62,088       $   74,588        $   80,838
        150,000                   44,505           59,505           74,505           89,505            97,005
        175,000                   51,923           69,423           86,923          104,423           113,173
        200,000                   59,340           79,340           99,340          119,340           129,340
        300,000                   89,010          119,010          149,010          179,010           194,010
        400,000                  118,680          158,680          198,680          238,680           258,680
        500,000                  148,350          198,350          248,350          298,350           323,350
        600,000                  148,350          198,350          248,350          298,350           323,350
--------------------------------------------------------------------------------------------------------------

The base compensation as of October 1, 2003 for Messrs. Hogarty, O'Bryan, DeLuca and Mahar are $648,000, $195,000, $178,500 and $143,000, respectively. The estimated years of credited service for Messrs. Hogarty, O'Bryan, DeLuca and Mahar was 18, 27, 7 and 15 years, respectively.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors comprises all of the non-employee directors. The Committee determines executive officer salaries, bonuses and certain other forms of compensation, and recommends long-term incentive awards. In fiscal 1999, in connection with the conversion of Troy Savings to the stock form of organization, Troy Financial retained an independent compensation consultant, and in that regard received an opinion that the total compensation was reasonable in comparison to the total compensation provided by similarly situated publicly-traded financial institutions. The Compensation Committee also sought the advice of that consultant in connection with the grant of stock options and restricted stock in fiscal 2000. Set forth below is a report addressing Troy Financial's compensation policies for fiscal year 2003 as they affected Troy Financial's executive officers.

Compensation Policies for Executive Officers. Troy Financial's executive compensation policies are designed to provide competitive levels of compensation, to assist Troy Financial in attracting and retaining qualified executives and to encourage superior performance. In determining levels of executive officers' overall compensation, the Compensation Committee considers the qualifications and experience of the persons concerned, the size of the Company and the complexity of its operations, the financial condition, including income, of the Company, the compensation paid to other persons employed by the Company and the compensation paid to persons having similar duties and responsibilities in comparable financial institutions. Compensation paid or awarded to Troy Financial's executive officers in fiscal 2003 consisted of the following components: base salary and employee benefits. The Compensation Committee has in the past employed outside consultants and refers to published survey data in establishing compensation.

Base Salary. The Compensation Committee reviews executive base salaries annually. Base salary is intended to signal the internal value of the position and to track with the external marketplace. All current executive officers presently serve pursuant to employment agreements that provide for a minimum base salary that may not be reduced without the consent of the executive officer. In establishing the fiscal 2003 salary for each executive officer, the Compensation Committee considered the officer's responsibilities, qualifications and experience, the size of the Company and the complexity of its operations, the financial condition of the Company (based on levels of income, asset quality and capital), and compensation paid to persons having similar duties and responsibilities in comparable financial institutions.

Stock Compensation Plan. In October 1999, Troy Financial's shareholders approved the Long-Term Equity Compensation Plan that provides directors, officers, employees and independent contractors with a proprietary interest in Troy Financial as an incentive to contribute to its success. In fiscal 2003, stock options for 16,500 shares and restricted stock for 7,500 shares were granted to officers and employees pursuant to the plan, but none were granted to executive officers of the Company.

Other. In addition to the compensation paid to executive officers as described above, executive officers received, along with and on the same terms as other employees, certain benefits pursuant to a 401(k) Savings Plan and the ESOP. All salaried or commissioned employees who have attained age 21 and completed one year of employment are eligible to participate in the 401(k) Savings Plan. Participants may contribute from 2% to 15% of their base compensation to the 401(k) Savings Plan on a pre-tax basis. Participants are permitted to borrow against their account balances in the 401(k) Savings Plan and are eligible to receive hardship distributions from their pre-tax contributions. For the fiscal year ended September 30, 2003, Troy Savings did not make contributions to the 401(k) Savings Plan.

In addition, Troy Savings has implemented the ESOP, which is a noncontributory, tax-qualified stock purchase plan that invests primarily in Common Stock of Troy Financial. The ESOP is designed to meet the applicable requirements of a leveraged employee stock ownership plan as described in the IRC and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and, as such, the ESOP is permitted to borrow in order to finance purchases of Common Stock.

CEO Compensation. The Compensation Committee, in determining the compensation for the Chief Executive Officer, considers Troy Financial's size and complexity, financial condition and results, including progress in meeting strategic objectives. The Chief Executive Officer's fiscal 2003 salary was $647,779, an increase of 1.8%, compared to $636,500 in fiscal 2002. The Compensation Committee also sought the advice of that consultant in connection with the grant of options in fiscal 2000. For the fiscal year 2003, the Compensation Committee concluded that total compensation for the Chief Executive Officer was reasonable in comparison to similarly situated publicly-traded financial institutions.

Internal Revenue Code Section 162(m). In 1993, the IRC was amended to disallow publicly traded companies from receiving a tax deduction on compensation paid to executive officers in excess of $1 million (section 162(m) of the IRC), unless, among other things, the compensation meets the requirements for performance-based compensation. In structuring Troy Financial's compensation programs and in determining executive compensation, the Committee takes into consideration the deductibility limit for compensation.

Compensation Committee Members:

         Richard B. Devane (Chairman)
         George H. Arakelian
         Wilbur J. Cross
         Michael E. Fleming
         Willie A. Hammett
         Thomas B. Healy
         Sister Maureen Joyce
         Morris Massry
         Edward G. O'Haire

COMPARATIVE COMPANY PERFORMANCE

         The following graph sets forth comparative information regarding Troy Financial's cumulative shareholder return on its Common Stock since March 31, 1999. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period by the share price at the beginning of the measurement period. Troy Financial's cumulative shareholder return is based on an investment of $100 on March 31, 1999, which was the date of Troy Financial's initial public offering, and is compared to the cumulative total return of the Standard & Poor's 500 Index ("S&P 500 Index"), the NASDAQ Bank Index and the SNL Securities LC Thrift Index for thrifts with total assets between $1.0 and $5.0 billion (the "SNL Thrift ($1B to $5B) Index").

                   COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
    TROY, S&P 500 INDEX, NASDAQ BANK INDEX AND SNL THRIFT ($1B TO $5B) INDEX
                    FROM MARCH 31, 1999 TO SEPTEMBER 30, 2003







                                 [INSERT GRAPH]












                                                               PERIOD ENDING
                                  --------------------------------------------------------------------------
INDEX                               03/31/99     09/30/99    09/30/00    09/30/01     09/30/02     09/30/03
------------------------------------------------------------------------------------------------------------
Troy Financial Corporation            100.00       108.12      120.12      220.92       291.74       401.45
S&P 500 Index                         100.00       100.36      113.70       83.43        66.30        82.07
NASDAQ Bank Index*                    100.00        97.71      104.73      118.77       125.40       146.09
SNL $1B-$5B Thrift Index              100.00        98.60      105.27      148.25       201.79       277.83
------------------------------------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 18, 2003, with respect to the Company's Common Stock beneficially owned by each director of the Company, each of the named executive officers and by all directors and executive officers of the Company as a group.

                                                                       SHARES
                                                                    BENEFICIALLY
                       DIRECTORS AND EXECUTIVE OFFICERS               OWNED (2)           PERCENT OF CLASS
                       --------------------------------             ------------          ----------------
Daniel J. Hogarty, Jr.                                                 499,121 (b)              5.21%
     Chairman of the Board, Director
     President and Chief Executive Officer

George H. Arakelian                                                    264,677 (c)              2.82%
     Director

Wilbur J. Cross                                                          6,250                    *
     Director

Richard B. Devane                                                       38,062 (d)                *
     Director

Michael E. Fleming                                                      90,655 (e)                *
     Director

Willie A. Hammett                                                       51,352 (f)                *
     Director

Thomas B. Healy                                                        111,978 (g)              1.19%
     Director

Sister Maureen Joyce, RSM                                                   --                    --
     Director

Morris Massry                                                          694,562                  7.43%
     Director

Edward G. O'Haire                                                       92,901 (h)                *
     Director

David J. DeLuca                                                         53,725 (i)                *
     Senior Vice President and Chief Financial Officer

Michael C. Mahar                                                        72,534 (j)                *
     Senior Vice President

Kevin M. O'Bryan                                                       130,118 (k)              1.39%
     Senior Vice President and Secretary

All Directors and Executive Officers as a Group (13 persons)         2,105,199 (l)             20.25%


The following table presents information known to the Company regarding the beneficial ownership of Common Stock as of December 18, 2003 by each person believed by management to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company.

                                                                       SHARES
                                                                    BENEFICIALLY
              NAME AND ADDRESS OF BENEFICIAL OWNER                      OWNED (a)           PERCENT OF CLASS
              ------------------------------------                 --------------           ----------------
The Troy Savings Bank Employee Stock Ownership Plan Trust
  (the "ESOP Trust")
c/o Troy Financial Corporation                                         988,311 (m)                10.57%
32 Second Street
Troy, NY 12180


Private Capital Management ("PCM")                                     701,399 (o)                 7.50%
8889 Pelican Bay Blvd.
Naples, FL  34108

Morris Massry                                                          694,562 (n)                 7.43%
c/o Executive Park North
2 Tower Place
Albany, NY 12203

Daniel J. Hogarty, Jr.
Chairman of the Board,                                                 499,121 (b)                 5.21%
Director and Chief Executive
Officer
-------------------------------------------------------------------------------------------------------------

* less than one percent

(a) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner of a security for purposes of the Rule if such person has or shares voting power or investment power with respect to such security or has the right to acquire beneficial ownership at any time within 60 days. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.

(b) Mr. Hogarty's share ownership includes (a) 136,371 shares held directly by Mr. Hogarty, (b) 27,387 shares held in Mr. Hogarty's Individual Retirement Account ("IRA"), (c) 30,461 shares held in the Company's 401(k) plan, (d) 8,032 shares held in the Company's ESOP, (e) 52,962 shares held by Mr. Hogarty's wife, as to which Mr. Hogarty disclaims beneficial ownership, (f) 15,000 shares held by the Hogarty Family Foundation, as to which Mr. Hogarty disclaims beneficial ownership, and (g) options to purchase 228,908 shares of Common Stock.

(c) Mr. Arakelian's share ownership includes (a) 81,656 shares held directly by Mr. Arakelian, (b) 56,536 shares held in Mr. Arakelian's IRA, (c) 52,500 shares held by Mr. Arakelian's wife, as to which Mr. Arakelian disclaims beneficial ownership, (d) 31,500 shares held by Standard Manufacturing Co., Inc. of which Mr. Arakelian is President and Chairman of the Board, and (e) options to purchase 42,485 shares of Common Stock.

(d) Mr. Devane's share ownership includes 12,569 shares held directly by Mr. Devane and options to purchase 25,493 shares of Common Stock.

(e) Dr. Fleming's share ownership includes (a) 16,670 shares held directly by Dr. Fleming, (b) 15,750 shares held with his wife as joint tenants, (c) 15,750 shares held in Dr. Fleming's IRA and (d) options to purchase 42,485 shares of Common Stock.

(f) Mr. Hammett's share ownership includes (a) 6,115 shares held directly by Mr. Hammett, (b) 766 shares held in Mr. Hammett's IRA, (c) 11,986 shares held in his wife's IRA, as to which Mr. Hammett disclaims beneficial ownership, and (d) options to purchase 32,485 shares of Common Stock.

(g) Mr. Healy's share ownership includes (a) 39,883 shares held directly by Mr. Healy, (b) 29,610 shares held in Mr. Healy's IRAs and (c) options to purchase 42,485 shares of Common Stock.

(h) Mr. O'Haire's share ownership includes (a) 16,272 shares held directly by Mr. O'Haire, (b) 18,681 shares held in Mr. O'Haire's IRA (c) 9,450 shares held by Mr. O'Haire's wife, as to which Mr. O'Haire disclaims beneficial ownership, (d) 2,863 shares held by his wife's IRA, as to which Mr. O'Haire disclaims beneficial ownership, (e) options to purchase 42,485 shares of Common

     Stock, and (f) 3,150 shares held by Ryan & O'Haire Agency, Inc. Mr. O'Haire serves as president of Ryan & O'Haire Agency and, as such, is deemed to exercise beneficial ownership over Ryan & O'Haire's shares.

(i) Mr. DeLuca's share ownership includes (a) 31,500 shares held directly by Mr. DeLuca, (b) 5,070 shares held in the Company's 401(k) Plan, and (c) 1,405 shares held by the Company's ESOP and (d) options to purchase 15,750 shares of Common Stock.

(j) Mr. Mahar's share ownership includes (a) 22,322 shares held directly by Mr. Mahar, (b) 6,825 shares held in the Company's 401(k) Plan, (c) 6,637 shares held by the Company's ESOP and (d) options to purchase 36,750 shares of Common Stock.

(k) Mr. O'Bryan's share ownership includes (a) 66,137 shares held directly by Mr. O'Bryan, (b) 11,079 shares held in the Company's 401(k) Plan, (c) 7,534 shares held by the Company's ESOP, (d) 210 shares held by Mr. O'Bryan's son, as to which Mr. O'Bryan disclaims beneficial ownership, and (e) options to purchase 45,158 shares of Common Stock.

(l)  Includes options to purchase 554,484 shares of Common Stock.

(m) Based on the Schedule 13G/A dated February 14, 2003 filed by the ESOP Trust, the ESOP Trust has sole voting power and sole dispositive power over 703,616 shares and shared voting power and shared dispositive power over 284,695 shares.

(n) Mr. Massry filed a Schedule 13D/A dated February 5, 2003 reporting sole voting power and sole dispositive power over these shares.

(o) Based on the Schedule 13F filed by PCM, PCM has shared voting and dispositive power over these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors and officers of Troy Financial or Troy Savings are permitted to borrow from Troy Savings to the extent permitted by New York law and the regulations of the Board of Governors of the Federal Reserve System. Under applicable New York law, Troy Savings may make first or second mortgage loans to officers provided that each such loan is secured by the officer's primary residence and is authorized in writing by the Board of Directors. In addition, Troy Savings makes consumer loans and commercial real estate and commercial business loans to officers and directors and related persons consistent with applicable laws. All loans made by Troy Savings to directors or their associates and related entities have been made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. It is the belief of management that, at the time of origination, these loans neither involved more than the normal risk of collectibility nor presented any other unfavorable features. The Savings Bank has made a number of loans to Mr. Massry and his related interests and entities controlled by Mr. Massry. At September 30, 2003, these loans aggregated $34.6 million and included unsecured lines of credit and loans secured by commercial and other real estate. In addition, in 1983, Troy Savings entered into a 10 year commercial lease, with two options to extend for additional 10 year periods, with Watervliet Shores Associates for the Bank's branch in Watervliet, New York. Watervliet Shores Associates is an entity affiliated with Massry Realty and Mr. Massry is a principal of Massry Realty. During fiscal 2003, Troy Savings paid Watervliet Shores Associates approximately $87,000 for rent and shared operating costs.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP has served as the independent auditors of Troy Financial since the Company's formation in 1998.

Audit Fees

The aggregate fees billed by KPMG LLP for professional services rendered for the audit of Troy Financial's consolidated financial statements for the fiscal year ended September 30, 2003 and the reviews of the financial statements included in Troy Financial's Quarterly Reports on Form 10-Q for that fiscal year were approximately $135,900.

Financial Information Systems Design and Implementation Fees

There were no fees billed by KPMG LLP for professional services related to financial systems design and implementation for the fiscal year ended September 30, 2003.

All Other Fees

The aggregate fees billed by KPMG LLP for services rendered other than the services described above under "Audit Fees" and "Financial Information Systems Design and Implementation Fees" for the fiscal year ended September 30, 2003 was approximately $142,000. These fees were primarily related to tax return preparation and research, and audits of subsidiary companies and employee benefit plans. Additionally, the Company has been billed by KPMG LLP approximately $100,000 primarily relating to due dilligence, comfort letters, and Form S-4 review services as a result of the pending merger with First Niagara.

The Audit Committee of the Board of Directors has considered and decided that the provision of the services covered by "All Other Fees" is compatible with maintaining the independence of KPMG LLP.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) The following consolidated financial statements are included on this Form 10-K as follows:

          Consolidated Statements of Condition-- September 30, 2003 and 2002 - page 46

          Consolidated Statements of Income -- Years Ended September 30, 2003, 2002, and 2001 - page 47

          Consolidated Statements of Changes in Shareholders' Equity -- Years Ended September 30, 2003, 2002 and 2001 - page 48

          Consolidated Statements of Cash Flows -- Years Ended September 30, 2003, 2002 and 2001 - page 49

          Notes to Consolidated Financial Statements - pages 50-82

          Independent Auditors' Report - page 83

   (a)(2) There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

   (a)(3) See (c) below for all exhibits filed herewith and the Exhibit Index.

   (b) Reports on Form 8-K

          The Company filed a Current Report on Form 8-K with the Securities Commission on July 25, 2003 (regarding a press release announcing the results of operations for the three-month period ended June 30, 2003).

   (c) Exhibits. The following exhibits are either filed as part of this annual report on Form 10-K, or are incorporated herein by reference:

                     EXHIBIT NO.         DESCRIPTION
                     -----------         -----------

                     2.1 Agreement and Plan of Merger, dated as of August 10, 2003, by an among First Niagara Financial Group, Inc., First Niagara Bank, Troy Financial Corporation and The Troy Savings Bank (filed as
                              Exhibit 99.1 to First Niagara Financial Group, Inc.'s current report on Form 8-K filed on August 11, 2003 (SEC File No. 000-23975).
                     3.1 Certificate of Incorporation of Troy Financial Corporation ("Troy Financial") (filed as Exhibit
                              3.1 to Troy Financial's Form S-1 Registration Statement (SEC File No. 333-68813) filed with the Securities and Exchange Commission (the "SEC") on December 11, 1998 and incorporated herein by reference).
                     3.2      Bylaws, as amended, of Troy Financial (Filed as
                              Exhibit 3.2 to Troy Financial's Form 10-K for the fiscal year ended September 30, 2000 and incorporated herein by reference).
                     4.1 Specimen certificate evidencing shares of common stock of Troy Financial (filed as Exhibit 4.3 to Troy Financial's Form S-1 Registration Statement (SEC File No. 333-68813) filed with the SEC on December 11, 1998 and incorporated herein by reference).
                     10.1 Troy Financial Corporation Long-Term Equity Compensation Plan (filed as Exhibit 10.1 to Troy Financial's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).
                     10.2 Form of Employment Agreements, by and among The Troy Savings Bank, Troy Financial and the following executives: Daniel J. Hogarty, Jr., Michael C. Mahar and Kevin M. O'Bryan (filed as
                              Exhibit 10.1 to Pre-Effective Amendment No. 2 to Troy Financial's Form S-1 Registration Statement (SEC File No. 333-68813) filed with the SEC on February 11, 1999 and incorporated herein by reference).

                     10.3     Form of Employment Protection Agreements with The
                              Troy Savings Bank and Troy Financial (filed as
                              Exhibit 10.2 to Pre-Effective Amendment No. 2 to
                              Troy Financial's Form S-1 Registration Statement
                              (SEC File No. 333-68813) filed with the SEC on
                              February 11, 1999 and incorporated herein by
                              reference).
                     10.4     Form of The Troy Savings Bank Employee Change of
                              Control Severance Plan (filed as Exhibit 10.3 to
                              Pre-Effective Amendment No. 2 to Troy Financial's
                              Form S-1 Registration Statement (SEC File No.
                              333-68813) filed with the SEC on February 11, 1999
                              and incorporated herein by reference).
                     10.5     Form of The Troy Savings Bank Supplemental
                              Retirement and Benefits Restoration Plan (filed as
                              Exhibit 10.1 to Pre-Effective Amendment No. 2 to
                              Troy Financial's Form S-1 Registration Statement
                              (SEC File No. 333-68813) filed with the SEC on
                              February 11, 1999 and incorporated herein by
                              reference).
                     10.6     Form of Employment Agreement by and among The Troy
                              Savings Bank, Troy Financial and David J. DeLuca
                              (filed as exhibit 10.1 to Troy Financial's Form
                              10-Q for the quarter ended March 31, 2001 and
                              incorporated herein by reference).
                     21       Subsidiaries of Troy Financial.
                     23       Consent of KPMG LLP.
                     31.1     Certification of Chief Executive Officer pursuant
                              to Section 302 of Sarbanes-Oxley Act of 2002
                     31.2     Certification of Chief Financial Officer pursuant
                              to Section 302 of Sarbanes-Oxley Act of 2002.
                     32.1     Certification of Chief Executive Officer pursuant
                              to Section 906 of Sarbanes-Oxley Act of 2002
                     32.2     Certification of Chief Financial Officer pursuant
                              to Section 906 of Sarbanes-Oxley Act of 2002





(d) There are no other financial statements and financial statement schedules, which were excluded from the Annual Report which are required to be included herein.

---------------

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


December 29, 2003



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




    /s/ Daniel J. Hogarty, Jr.               /s/ David J. DeLuca
    --------------------------               ----------------------
    Daniel J. Hogarty, Jr.                   David J. DeLuca
    Chairman, President and Chief            Senior Vice President and Chief
    Executive Officer (Principal             Financial Officer (Principal
    Executive Officer)                       Financial Officer)
    Date: December 29, 2003                  Date: December 29, 2003


    /s/ George H. Arakelian                  /s/ Thomas B. Healy
    ------------------------                 ----------------------
    George H. Arakelian, Director            Thomas B. Healy, Director
    Date: December 29, 2003                  Date: December 29, 2003


    /s/  Wilbur J. Cross                     /s/ Morris Massey
    --------------------                     ----------------------
    Wilbur J. Cross, Director                Morris Massey, Director
    Date: December 29, 2003                  Date: December 29, 2003


    /s/ Richard B. Devane                    /s/ Edward G. O'Haire
    ---------------------                    ----------------------
    Richard B. Devane, Director              Edward G. O'Haire, Director
    Date: December 29, 2003                  Date: December 29, 2003


    /s/ Michael E. Fleming                   /s/ Maureen Joyce
    ----------------------                   ----------------------
    Michael E. Fleming, Director             Sister Maureen Joyce, RSM, Director
    Date: December 29, 2003                  Date: December 29, 2003


    /s/ Willie A. Hammett
    ---------------------
    Willie A. Hammett, Director
    Date: December 29, 2003